Form 10-Q
period 1995-09-30
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1995-11-15
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number: 0-14271

     PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP, A California Limited
                                  Partnership
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                                            94-2949474
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                            Identification No.)

One Seaport Plaza, New York, N.Y.                                     10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (212) 214-1016

                                      N/A
--------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        September 30,     October 31,
                                                                            1995             1994
-----------------------------------------------------------------------------------------------------
                                                                               (in thousands)
ASSETS
Investment in property:
Land                                                                      $  10,870        $  10,870
Buildings, improvements and equipment                                        39,569           39,113
Less: Accumulated depreciation                                              (17,427)         (15,889)
     Allowance for loss on impairment of assets                                (500)            (500)
                                                                        -------------     -----------
Net investment in property                                                   32,512           33,594
Cash and cash equivalents                                                       980            1,219
Prepaid expenses and other assets, net                                        1,285            1,297
                                                                        -------------     -----------
Total assets                                                              $  34,777        $  36,110
                                                                        -------------     -----------
                                                                        -------------     -----------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                             $  26,681        $  26,917
Due to affiliates                                                               689              697
Accounts payable and accrued liabilities                                        307              501
Security deposits and deferred revenue                                          232              260
Real estate taxes payable                                                       153              110
                                                                        -------------     -----------
Total liabilities                                                            28,062           28,485
                                                                        -------------     -----------
Contingencies
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                  6,956            7,857
General partners                                                               (241)            (232)
                                                                        -------------     -----------
Total partners' capital                                                       6,715            7,625
                                                                        -------------     -----------
Total liabilities and partners' capital                                   $  34,777        $  36,110
                                                                        -------------     -----------
                                                                        -------------     -----------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         For the nine months ended          For the three months ended
                                      September 30,        July 31,       September 30,       July 31,
                                           1995              1994             1995              1994
--------------------------------------------------------------------------------------------------------
                                              (in thousands, except for depositary unit amounts)
REVENUES
Operating                                $  4,456           $4,469           $ 1,364           $1,521
Recovery of expenses                          429              384               186              129
                                      --------------     ------------     -------------     ------------
                                            4,885            4,853             1,550            1,650
                                      --------------     ------------     -------------     ------------
EXPENSES
Property operating                          2,128            1,894               753              619
Interest                                    1,798            1,758               613              569
Depreciation and amortization               1,421            1,415               461              444
General and administrative                    326              271                90               90
                                      --------------     ------------     -------------     ------------
                                            5,673            5,338             1,917            1,722
                                      --------------     ------------     -------------     ------------
Net loss                                 $   (788)          $ (485)          $  (367)          $  (72)
                                      --------------     ------------     -------------     ------------
                                      --------------     ------------     -------------     ------------
ALLOCATION OF NET LOSS
Unitholders                              $   (780)          $ (480)          $  (363)          $  (71)
                                      --------------     ------------     -------------     ------------
                                      --------------     ------------     -------------     ------------
General partners                         $     (8)          $   (5)          $    (4)          $   (1)
                                      --------------     ------------     -------------     ------------
                                      --------------     ------------     -------------     ------------
Net loss per depositary unit             $ (11.34)          $(6.98)          $ (5.28)          $(1.03)
                                      --------------     ------------     -------------     ------------
                                      --------------     ------------     -------------     ------------
--------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS     TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--October 31, 1994                    $7,857          $ (232)     $7,625
Net loss                                                           (121)             (1)       (122)
                                                             --------------     --------     ------
Partners' capital (deficit)--December 31, 1994                    7,736            (233)      7,503
Net loss                                                           (780)             (8)       (788)
                                                             --------------     --------     ------
Partners' capital (deficit)--September 30, 1995                  $6,956          $ (241)     $6,715
                                                             --------------     --------     ------
                                                             --------------     --------     ------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     For the nine      For the nine
                                                                     months ended      months ended
                                                                     September 30,       July 31,
                                                                         1995              1994
---------------------------------------------------------------------------------------------------
                                                                             (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $  (788)          $ (485)
                                                                     -------------     ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                           1,421            1,415
  Lease concessions-effective rents                                          53              119
  Leasing commissions paid                                                 (215)             (45)
  Changes in:
     Prepaid expenses and other assets                                      (11)            (168)
     Due to affiliates                                                      (18)               7
     Accounts payable and accrued liabilities                                14             (127)
     Security deposits and deferred revenue                                 (30)             (30)
     Real estate taxes payable                                               43              (45)
                                                                     -------------     ------------
Total adjustments                                                         1,257            1,126
                                                                     -------------     ------------
Net cash provided by operating activities                                   469              641
CASH FLOWS FROM INVESTING ACTIVITIES
Building improvements                                                      (426)            (158)
CASH FLOWS FROM FINANCING ACTIVITIES
Note principal payments                                                    (181)            (359)
                                                                     -------------     ------------
Net increase (decrease) in cash and cash equivalents                       (138)             124
Cash and cash equivalents at beginning of period                          1,118            1,055
                                                                     -------------     ------------
Cash and cash equivalents at end of period                              $   980           $1,179
                                                                     -------------     ------------
                                                                     -------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                           $ 1,933           $1,763
                                                                     -------------     ------------
                                                                     -------------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``PBP'') and Glenborough Realty Corporation and Robert Batinovich (together, ``Glenborough'') (collectively, the ``General Partners''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the ``Partnership'') as of September 30, 1995, and the results of its operations for the nine and three months ended September 30, 1995 and July 31, 1994 and its cash flows for the nine months ended September 30, 1995 and July 31, 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   On November 21, 1994, the General Partners approved a change in the Partnership's fiscal year for financial reporting purposes from October 31 to December 31, commencing with the year ending December 31, 1995.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1994.

B. Related Parties

   The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; property management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were:

                                                                  Nine months            Nine months
                                                                     ended                  ended
                                                               September 30, 1995       July 31, 1994*
------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
PBP and affiliates:
  General and administrative                                          $ 98                   $ 95
                                                                    ------                 ------
Glenborough and affiliates:
  Property management fee and expenses                                 485                    104
  Leasing commissions                                                  109                      7
                                                                    ------                 ------
                                                                       594                    111
                                                                    ------                 ------
                                                                      $692                   $206
                                                                    ------                 ------
                                                                    ------                 ------

                                                                  Three months           Three months
                                                                     ended                  ended
                                                               September 30, 1995       July 31, 1994*
------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
PBP and affiliates:
  General and administrative                                          $ 32                   $ 35
                                                                    ------                 ------
Glenborough and affiliates:
  Property management fee and expenses                                 165                    104
  Leasing commissions                                                   97                      7
                                                                    ------                 ------
                                                                       262                    111
                                                                    ------                 ------
                                                                      $294                   $146
                                                                    ------                 ------
                                                                    ------                 ------

---------------
* Glenborough replaced Equitec Financial Group, Inc.(``EFG'') as co-General Partner in May 1994; therefore, prior fiscal year balances include costs incurred June 1 through July 31, 1994 only.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 180 depositary units at September 30, 1995.

C. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership and against the Partnership, PBP, PSI and a number of other defendants. Defendants filed a motion to dismiss on December 22, 1993.

   On or about November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (CIV-93-713) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership and against the Partnership, PBP, PSI and a number of other defendants. Plaintiffs subsequently filed a motion to consolidate this action with the Kinnes case.

   By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, and by order dated June 8, 1994, the Connelly case, together with a number of other actions, on each occasion not involving the Partnership, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees, PBP and EFG. The Partnership is not named as a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act of 1970 (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; cost and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes) amended to conform to the allegations of the consolidated complaint. PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. By order dated August 29, 1995, the transferee court granted plaintiffs' motion for temporary class certifica-
                                       6
tion, preliminarily approved a settlement entered into between plaintiffs and PBP and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of notice to be provided to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Totem Valley, Montrose Office Park, Gateway and Park Plaza generated cash flow from operations after debt service during the nine months ended September 30, 1995. Poplar Towers operated at break-even during this period. The aggregate cash flow from property operations after debt service was approximately $692,000 for the nine months ended September 30, 1995.

   During the nine months ended September 30, 1995, the Partnership disbursed approximately $426,000 for building and tenant improvements, primarily related to the Park Plaza and Montrose Office Park properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of approximately $980,000 at September 30, 1995; however, PBP is not being reimbursed for its general and administrative expenses (other than printing) on a current basis. A payment for past due amounts of $100,000 was made in the first quarter of 1995. At September 30, 1995, the total liability outstanding (including printing) to PBP was approximately $689,000. Cash on hand and any cash generated from operations may not be sufficient in the future to fund building and tenant improvements and to pay deferred general and administrative expenses.

   The General Partners continue to evaluate the properties' prospects for eventual sale or other disposition. It is unlikely that investors will be returned a significant portion of their original investment upon the sale of the properties and ultimate dissolution of the Partnership.

Results of Operations

   The Partnership has changed its fiscal year from October 31 to December 31 commencing with the year ending December 31, 1995. The Partnership has not created comparative September 30, 1994 periods because operations during those periods and the July 31, 1994 periods remained generally consistent.

   The Partnership's net loss increased by approximately $303,000 and $295,000 for the nine and three months ended September 30, 1995 as compared to the nine and three months ended July 31, 1994.

   Property operating revenues decreased by approximately $13,000 and $157,000 due to higher vacancies during the nine and three months ended September 30, 1995 as compared to the nine and three months ended July 31, 1994. Property operating expenses increased by approximately $234,000 and $134,000 for the nine and three month periods ended September 30, 1995 as compared to the corresponding periods in 1994 due to higher repairs and maintenance expenses and increased contract costs. The increase in property operating expenses was also due to additional costs incurred to generate increases in recovery of expenses from tenants. The increases in recovery of expenses of approximately $45,000 and $57,000 for the nine and three months ended September 30, 1995 as compared to the nine and three months ended July 31, 1994 was primarily due to increased tenant services reimbursements.

   General and administrative expenses for the nine months ended September 30, 1995 increased by approximately $55,000 as compared to the nine months ended July 31, 1994 primarily due to professional fees incurred to evaluate the saleability and to determine the appraised value of the Partnership's properties and, to a lesser extent, the timing of certain accruals from year to year.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings--Incorporated by reference to Note C to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.
Item 2.     Changes in Securities--None
Item 3.     Defaults Upon Senior Securities--None
Item 4.     Submission of Matters to a Vote of Security Holders--None
Item 5.     Other Information--None
Item 6.     Exhibits and Reports on Form 8-K
            (a) Exhibits:
            3 and 4     Amended and Restated Limited Partnership Agreement of Registrant dated
                        February 11, 1985 (incorporated by reference to Amendment No. 1 to the Registrant's
                        Form S-11 Registration Statement filed on February 14, 1985) and Amendment
                        No. 1 thereto dated April 18, 1985 (incorporated by reference to Form 8-A filed on February 28, 1986), as amended on March 25, 1994 (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

                        Amended and Restated Agreement between General Partners dated December 28, 1990
                        (incorporated by reference to the Registrant's 1990 Annual Report filed on Form 10-K)
            27          Financial Data Schedule (filed herewith)
            (b) Reports on Form 8-K: None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.
A Delaware corporation, Managing General Partner

By: /s/ Eugene D. Burak                                  Date: November 14, 1995
--------------------------------------------------------
Eugene D. Burak
Vice President
Chief Accounting Officer for the Registrant