Form 10-K
period 1995-12-31
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1996-03-29
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended  December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-14271

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                     94-2949474
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification No.)

One Seaport Plaza, New York, N.Y.                 10292-0116
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (212) 214-1016

Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

Securities registered pursuant to section 12(g) of the Act:

                Depositary Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to Unitholders for the year ended December 31, 1995 is incorporated by reference into Parts I, II and III of this Annual Report on Form 10-K

   Amended and Restated Limited Partnership Agreement of Registrant, dated February 11, 1985, included as part of the Registration Statement filed with the Securities and Exchange Commission on February 14, 1985 pursuant to Rule 424(b) of the Securities Act of 1934 (the ``Prospectus'') is incorporated by reference into Part IV of this Annual Report on Form 10-K

                              Index to exhibits can be found on pages 11 and 12.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................  3
Item  2    Properties.......................................................................  4
Item  3    Legal Proceedings................................................................  5
Item  4    Submission of Matters to a Vote of Unitholders...................................  5

PART II
Item  5    Market for the Registrant's Units and Related Unitholder Matters.................  5
Item  6    Selected Financial Data..........................................................  6
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................  6
Item  8    Financial Statements and Supplementary Data......................................  6
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................  6

PART III
Item 10    Directors and Executive Officers of the Registrant...............................  6
Item 11    Executive Compensation...........................................................  9
Item 12    Security Ownership of Certain Beneficial Owners and Management...................  9
Item 13    Certain Relationships and Related Transactions...................................  10

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Consolidated Financial Statements and Consolidated Financial Statement
             Schedules......................................................................  11
           Exhibits.........................................................................  11
           Reports on Form 8-K..............................................................  12
SIGNATURES..................................................................................  17

                                     PART I

Item 1. Business

General

   Prudential-Bache/Equitec Real Estate Partnership, a California Limited Partnership (the ``Registrant''), was formed in June 1984 and will terminate on December 31, 2009 unless terminated sooner under the provisions of the Amended and Restated Limited Partnership Agreement (the ``Partnership Agreement''). The Registrant was formed to invest in income-producing real estate with proceeds raised from the initial sale of 68,795 depositary units (``Units''). On November 21, 1994, the General Partners approved a change in the Registrant's fiscal year for financial reporting purposes from October 31 to December 31. A Form 10-Q for the two months ended December 31, 1994 was filed to cover the transition period resulting from this change. The Registrant's fiscal year for income tax purposes continues to be December 31.

   The Registrant is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. For more information regarding the Registrant's properties (collectively, the ``Properties'' or individually, a ``Property''), see Item 2 Properties. For more information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrant's Annual Report to Unitholders for the year ended December 31, 1995 (``Registrant's Annual Report'') which is filed as an exhibit hereto.

   For the years ended December 31, 1995, October 31, 1994 and October 31, 1993, respectively, the following Properties' rental revenues exceeded 15% of the Registrant's total revenue:

                                                                      1995    1994    1993
                                                                      ----    ----    ----
           Montrose Office Park                                        43%     46%     44%
           Park Plaza                                                  --      --      16

      For the year ended October 31, 1994, Intersolv, a tenant in the Montrose Office Park property accounted for approximately 10% of the Registrant's total revenue. Intersolv's lease expired in June 1995 and it vacated its space at that time. A new tenant, Technical Resources, Inc., with a lease that commenced September 1, 1995 and that will expire August 31, 1996, on an annualized basis would have accounted for approximately 10% of the Registrant's total revenue for the year ended December 31, 1995. No single tenant accounted for 10% or more of the Registrant's total revenue in the year ended October 31, 1993.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP''), and Glenborough Corporation (formerly Glenborough Realty Corporation) and Robert Batinovich (together, ``Glenborough'') (collectively, the ``General Partners'').

   Glenborough replaced Equitec Financial Group, Inc. (``EFG'') as co-General Partner of the Partnership on May 4, 1994 when EFG transferred its general partner interest to Glenborough and withdrew and retired as general partner. This substitution occurred as a result of the consent of a majority of interests of the limited partners approving the transaction which was detailed in a proxy statement dated December 1, 1993. PBP continues as co-General Partner. Glenborough Corporation, an affiliate of Glenborough, continues to receive fees and expense reimbursements in the same amount that was provided in the property management agreement. See Note E to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Competition

   The General Partners and their affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Registrant.

   The Registrant faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Registrant. The ability of the Registrant to compete with these entities depends on many factors, including the size, condition and specific location of its facilities, and is affected by the competitive conditions of the real estate market in general and the local markets in particular. Since each of the Registrant's Properties is located in an area which contains numerous other properties which may be considered competitive, the Registrant must compete on, among other factors, rental rates, lease terms and amenities, including availability of parking and public transportation.

   Many of the factors affecting the ability of the Registrant to compete, and therefore affecting its revenues and expenses, are beyond the Registrant's control, such as oversupply of similar rental facilities as a result of overbuilding, increases in unemployment, population shifts, levels of corporate activity, reduced availability of permanent mortgage funds, changes in zoning laws or changes in tenants' needs. Expenses such as local real estate taxes and utilities are subject to change and, while the provisions of certain existing leases may mitigate the impact of any increases in such expenses, such changes may not be fully reflected in rental rate increases upon lease renewal or in connection with the execution of new leases if market conditions are not favorable. Alternatively, the lack of new construction, reduced unemployment and stable or reduced tax and utility expenses, all beyond the control of the Registrant, may have a favorable impact upon the operations of the Properties. The marketability of the Properties may also be affected (both positively and negatively) by these factors as well as by changes in general or local economic conditions including prevailing interest rates. Depending on market and economic conditions, the Registrant may be required to retain ownership of its Properties for periods longer than anticipated at acquisition or may need to sell or refinance a Property during periods or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

   The markets in which certain Properties are located have experienced softened conditions due largely to overbuilding and the recession in the real estate market in general. These conditions have resulted in the need for increased rental concessions (including periods of free rent) and additional building and tenant improvements necessary to compete for and retain tenants. A valuation allowance of $250,000 was recorded in 1993 for Poplar Towers based on diminished cash flows anticipated from the property over the next few years due to significant projected building and tenant improvements and rental concessions required to attract and maintain tenants.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. The General Partners receive compensation and reimbursement of expenses in connection with such activities as described in
Section X of the Partnership Agreement. See Note E to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 2. Properties

   As of December 31, 1995, the Registrant owns the following properties:

                                                                                                Effective
                                                                                              Average Annual
                                           Monthly Average                                     Rental Rate
                                           Occupancy Rate        Land        Net Rentable       Per Square
Location and Type                              In 1995        (in acres)    Square Footage         Foot
----------------------------------------   ---------------    ----------    --------------    --------------
                                                               (continued on following page)
Poplar Tower
  Memphis, TN
  Office building                                 85%             3.95          100,901           $ 9.45
Montrose Office Park
  Rockville, MD
  Office building complex                         87             18.42          188,379            13.67
Totem Valley Business Center
  Kirkland, WA
  Industrial park                                 98             10.40          121,645             5.95

                                                                                                Effective
                                                                                              Average Annual
                                           Monthly Average                                     Rental Rate
                                           Occupancy Rate        Land        Net Rentable       Per Square
Location and Type                              In 1995        (in acres)    Square Footage         Foot
----------------------------------------   ---------------    ----------    --------------    --------------
Gateway Plaza
  Sacramento, CA
  Office building                                 83%              .87           50,753           $15.13
Park Plaza
  Sacramento, CA
  Office building                                 75              1.37           70,113            11.48
                                                              ----------    --------------
                                                                 35.01          531,791
                                                              ----------    --------------
                                                              ----------    --------------

   The Registrant originally invested in seven properties. In May 1993, the Registrant and the first mortgage holder of the 399 Market Street property entered into an agreement related to a deed-in-lieu of foreclosure with regard to the property, and the Registrant delivered to the mortgage holder the title to the property. Ashby Industrial Center was sold on August 8, 1992 and one of the eight buildings comprising Totem Valley Business Center was sold on September 16, 1991.

   The General Partners believe the Registrant's Properties are adequately insured.

   For information regarding the Registrant's investment in Properties and the encumbrances to which the Properties are subject, see Note C to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

   For additional information describing the Registrant's Properties, see Supplementary Schedule III--Real Estate and Accumulated Depreciation on page 15 in Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note G to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for Registrant's Units and Related Unitholder Matters

   As of March 1, 1996, there were 5,408 holders of record owning 68,795 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section IV of the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement; however, the Registrant has paid no distributions from operations or otherwise during the seven most recent fiscal years. The amount, if any, to be distributed by the Registrant from cash generated by operations in future quarters will be based on the extent to which cash flow generated by the Properties, after tenant and capital improvement costs, is sufficient to support such distributions. No distributions from operations are anticipated in the foreseeable future. Furthermore, it is unlikely that investors will be returned a significant portion of their original investment upon the sale of the Registrant's remaining Properties and ultimate dissolution of the Registrant. For discussion of other factors that may affect future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 12 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the consolidated financial statements of the Registrant and the notes thereto on pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                   November 1
                                    Year ended      through             Year ended October 31,
                                   December 31,   December 31,   -------------------------------------
                                       1995           1994        1994      1993      1992      1991
------------------------------------------------------------------------------------------------------
                                                 (in thousands except per unit amounts)
Total revenue....................    $  6,541       $  1,125     $ 6,544   $ 6,841   $ 7,917   $ 8,003
                                   ------------   ------------   -------   -------   -------   -------
                                   ------------   ------------   -------   -------   -------   -------
Provision for loss on impairment
  of assets......................    $     --       $     --     $    --   $  (250)  $  (614)  $    --
                                   ------------   ------------   -------   -------   -------   -------
                                   ------------   ------------   -------   -------   -------   -------
Net operating loss...............    $ (1,032)      $   (122)    $  (794)  $(2,236)  $(3,723)  $(3,439)
                                   ------------   ------------   -------   -------   -------   -------
                                   ------------   ------------   -------   -------   -------   -------
Gain (loss) on disposition of
  property.......................    $     --       $     --     $    --   $   338   $   (97)  $    47
                                   ------------   ------------   -------   -------   -------   -------
                                   ------------   ------------   -------   -------   -------   -------
Net loss.........................    $ (1,032)      $   (122)    $  (794)  $(1,898)  $(3,820)  $(3,392)
                                   ------------   ------------   -------   -------   -------   -------
                                   ------------   ------------   -------   -------   -------   -------
Net loss per Unit................    $ (14.86)      $  (1.76)    $(11.43)  $(27.31)  $(54.97)  $(48.81)
                                   ------------   ------------   -------   -------   -------   -------
                                   ------------   ------------   -------   -------   -------   -------
Total assets.....................    $ 34,388       $ 35,737     $36,110   $37,402   $45,046   $49,107
                                   ------------   ------------   -------   -------   -------   -------
                                   ------------   ------------   -------   -------   -------   -------
Notes payable....................    $ 26,621       $ 26,862     $26,917   $27,328   $32,578   $32,944
                                   ------------   ------------   -------   -------   -------   -------
                                   ------------   ------------   -------   -------   -------   -------
Line of credit payable...........    $     --       $     --     $    --   $    --   $    --   $   400
                                   ------------   ------------   -------   -------   -------   -------
                                   ------------   ------------   -------   -------   -------   -------
Total cash distributions.........    $     --       $     --     $    --   $    --   $    --   $    --
                                   ------------   ------------   -------   -------   -------   -------
                                   ------------   ------------   -------   -------   -------   -------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 12 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 10 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partners.

   The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

            Name                                      Position
Thomas F. Lynch, III            President, Chief Executive Officer,
                                  Chairman of the Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Chester A. Piskorowski          Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 47, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 50, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 52, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 45, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in numerous capacities for other affiliated companies.

   James M. Kelso ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director effective June 30, 1995. Effective June 30, 1995, Thomas F. Lynch, III was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director. Robert J. Alexander ceased to serve as Vice President effective August 25, 1995. Eugene D. Burak was elected Vice President effective October 9, 1995.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Glenborough and Robert Batinovich

   Robert Batinovich, age 59, was the President, Chief Executive Officer and Chairman of Glenborough Corporation from its inception in 1978 until his resignation effective January 10, 1996. On August 31, 1994, Mr. Batinovich was elected Chairman, President and Chief Executive Officer of Glenborough Realty Trust Incorporated (``GRT''), a newly created Real Estate Investment Trust, which began trading on the New York Stock Exchange on January 31, 1996. He was a member of the Public Utilities Commission from 1975 to January 1979 and served as its President from January 1977 to January 1979. He is a member of the Board of Directors of Farr Company, a publicly held company that manufactures industrial filters. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

   The directors and executive officers of Glenborough Corporation and their positions with regard to managing the Registrant are as follows:

            Name                Position
Andrew Batinovich               Chief Executive Officer and Chairman of the Board
Robert E. Bailey                Secretary and Corporate Counsel
Sandra L. Boyle                 President and Chief Operating Officer
June Gardner                    Director
Terri Garnick                   Chief Financial Officer
Judy Henrich                    Vice President
Wallace A. Krone, Jr.           Director

   ANDREW BATINOVICH, age 37, was elected Chairman of the Board and Chief Executive Officer of Glenborough Corporation on January 10, 1996. He has been employed by Glenborough Corporation since 1983, and had functioned since 1987 as Chief Operating Officer and Chief Financial Officer. Mr. Batinovich also serves as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director of GRT. He holds a California real estate broker's license and is a Member of the National Advisory Council of BOMA International. He received his B.A. in International Finance from the American University in Paris. Prior to joining Glenborough Corporation, Mr. Batinovich was a lending officer with the International Banking Group and the Corporate Real Estate Division of Security Pacific National Bank. He is the son of Robert Batinovich.

   ROBERT E. BAILEY, age 34, joined Glenborough Corporation in 1989 as Associate Counsel and was elected Secretary of Glenborough Corporation on May 15, 1995. He is responsible for all landlord/tenant documentation, tenant litigation, corporate and partnership matters and employment matters. In 1984, he received his Bachelor of Arts degree from the University of California at Santa Barbara and his Juris Doctor degree from Vermont Law School in 1987. From 1987 to 1989, Mr. Bailey was an associate with the law firm of Pedder, Stover, Hesseltine & Walker, where he specialized in business litigation. He is a member of the State Bar of California.

   SANDRA L. BOYLE, age 47, has been associated with Glenborough Corporation or its associated entities since 1984 and has served as President and Chief Operating Officer of Glenborough Corporation since January 10, 1996. She was originally responsible for residential marketing, and her responsibilities were gradually expanded to include residential leasing and management in 1985, and commercial leasing and management in 1987. She was elected Vice President in 1989, and continues to supervise marketing, leasing, property management operations and regional offices. Ms. Boyle also serves as a Senior Vice President of GRT. Ms. Boyle holds a California real estate broker's license and a CPM designation, and is a member of the National Advisory Council and Finance Committee of BOMA International; and is on the Board of Directors of BOMA San Francisco and BOMA California.

   JUNE GARDNER, age 44, was elected a director of Glenborough Corporation on January 10, 1996. She was associated with Glenborough Corporation from 1984 through 1995, as Senior Vice President and

Corporate Controller with responsibilities in the areas of corporate financial planning, reporting, accounting and banking relationships. Before joining Glenborough Corporation, Ms. Gardner was Assistant Vice President of JMB Realty Corporation from 1977 to 1984, with responsibilities in the areas of financial management and reporting.

   TERRI GARNICK, age 35, has served as Chief Financial Officer of Glenborough Corporation since January 10, 1996. She is also Senior Vice President, Chief Accounting Officer and Treasurer of GRT. Ms. Garnick is responsible for property management accounting, financial statements, audits, Securities and Exchange Commission reporting, and tax returns. Prior to joining Glenborough Corporation in 1989, Ms. Garnick was a controller at August Financial Corporation from 1986 to 1989 and was a Senior Accountant at Deloitte, Haskins and Sells from 1983 to 1986. She is a Certified Public Accountant and has a Bachelor of Science degree from San Diego State University.

   JUDY HENRICH, age 50, is a Vice President of Glenborough Corporation, effective January 10, 1996 and is responsible for the coordination of all broker-dealer and investor communications for partnerships managed by Glenborough Corporation. Prior to joining Glenborough Corporation, Ms. Henrich was associated with Rancon Financial Corporation from 1981 through early 1995, and as Senior Vice President since 1985, with responsibilities similar to those at Glenborough Corporation. Ms. Henrich also served as Executive Vice President of Rancon Securities Corporation from 1988 to 1991, and thereafter as its Chief Executive Officer. Prior to joining Rancon, Ms. Henrich was manager of public relations and advertising for Kaiser Development Company, a diversified real estate holding company.

   WALLACE A. KRONE, JR., age 64, has been an entrepreneur in the restaurant business since 1965, and owns a number of Burger King restaurants in the San Francisco area. Mr. Krone has been associated with Glenborough Corporation since 1982 as an investor in one or more partnerships, and has been a member of the board of directors of Glenborough Corporation since 1989.

   Except as noted above, there are no family relationships among the foregoing directors or executive officers.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partners for their services. Certain officers and directors of the General Partners receive compensation from the General Partners and their affiliates, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partners believe that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Glenborough Realty Corporation is owned 82% by Robert Batinovich and 18% by Glenborough Corporation. Glenborough Corporation is 89% beneficially owned by Robert Batinovich and members of his immediate family, including Andrew Batinovich.

   Other than the Glenborough/Batinovich relationship described above, as of March 1, 1996, no director or executive officer of the General Partners owns directly or beneficially any interest in the voting securities of the General Partners.

   As of March 1, 1996, no director or executive officer of either of the General Partners owns directly or beneficially any of the Units issued by the Registrant.

   As of March 1, 1996, no beneficial owner who is neither a director nor executive officer of either of the General Partners beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has and will continue to have certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partners.

   Reference is made to Note E to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identifies the related parties and discusses the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                                           Page in
                                                                                        Annual Report
                                                                                        -------------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)     1. Consolidated Financial Statements and Independent Auditors'
           Report--Incorporated
           by reference to the Registrant's Annual Report which is filed as an exhibit hereto
           Independent Auditors' Report                                                       2
           Consolidated Financial Statements:
           Consolidated Statements of Financial Condition--December 31, 1995 and
           October 31, 1994                                                                   3
           Consolidated Statements of Operations--Year ended December 31, 1995, Novem-
           ber 1 through December 31, 1994, and the years ended October 31, 1994 and
           1993                                                                               4
           Consolidated Statements of Changes in Partners' Capital--Year ended
           December 31, 1995, November 1 through December 31, 1994, and the years
           ended October 31, 1994 and 1993                                                    4
           Consolidated Statements of Cash Flows--Year ended December 31, 1995, Novem-
           ber 1 through December 31, 1994, and the years ended October 31, 1994 and
           1993                                                                               5
           Notes to Consolidated Financial Statements                                         6
        2. Consolidated Financial Statement Schedules and Independent Auditors' Report
           on Schedules
           Independent Auditors' Report on Schedules
           Schedules:
           II--Valuation and Qualifying Accounts and Reserves--Year ended December 31,
           1995, and the years ended October 31, 1994 and 1993
           III--Consolidated Real Estate and Accumulated Depreciation--At December 31,
           1995
           All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.
        3. Exhibits
           Description:
3 and 4    Amended and Restated Limited Partnership Agreement of Registrant dated
           February 11, 1985 (incorporated by reference to Amendment No. 1 to the
           Registrant's Form S-11 Registration Statement filed on February 14, 1985)
           and Amendment No. 1 thereto dated April 18, 1985 (incorporated by reference to Form 8-A filed on February 28, 1986), as amended on March 25, 1994
           (incorporated by reference to the Registrant's 1994 Annual Report filed on
           Form 10-K)
           Amended and Restated Agreement between General Partners dated December 28,
           1990 (incorporated by reference to the Registrant's 1990 Annual Report filed on Form 10-K)

     10(a) Note Modification Agreement between Montrose Office Park Joint Venture (a joint venture which is indirectly wholly-owned by the Registrant) and The
           Variable Annuity Life Insurance Company (incorporated by reference to the
           Registrant's 1991 Annual Report filed on Form 10-K)
     10(b) Settlement Statement on Ashby Industrial Center dated August 6, 1992
           (incorporated by reference to the Registrant's 1992 Annual Report filed on
           Form 10-K)
     10(c) Escrow Instruction on Sale of Ashby Industrial Center dated August 6, 1992
           (incorporated by reference to the Registrant's 1992 Annual Report filed on
           Form 10-K)
     10(d) Agreement regarding Deed-in-Lieu of Foreclosure and Related Matters between the Registrant and Fidelity Bank N.A. dated May 11, 1993 (incorporated by reference to the Registrant's Quarterly Report for the period ended April
           30, 1993 filed on Form 10-Q)
        13 Registrant's Annual Report to Unitholders for the year ended December 31,
           1995 (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
        27 Financial Data Schedule (filed herewith)
(b)        Reports on Form 8-K
           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                          INDEPENDENT AUDITORS' REPORT

Prudential-Bache/Equitec Real Estate Partnership
  (a California limited partnership):

We have audited the consolidated financial statements of Prudential-Bache/Equitec Real Estate Partnership (a California limited partnership) as of December 31, 1995 and October 31, 1994, and for the years ended December 31, 1995, October 31, 1994 and 1993, and the period November 1, 1994 through December 31, 1994, and have issued our report thereon dated February 16, 1996; such financial statements and report are included in your 1995 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Prudential-Bache/Equitec Real Estate Partnership, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
San Francisco, California
February 16, 1996

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------

Allowance for Loss on Impairment of Assets

                                                                                     Deduc-
                                                                                 tions-Amounts        Balance at
 Year ended     Year ended         Balance at          Additions-Amounts       written-off during       end of
December 31,    October 31,     beginning of year     reserved during year            year               year
------------    -----------     -----------------     --------------------     ------------------     ----------
   1995*                           $   500,000             $       --              $       --         $  500,000
                   1994                500,000                     --                      --            500,000
                   1993              1,550,000                250,000               1,300,000            500,000

* Includes the period November 1 through December 31, 1994.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      SCHEDULE III--CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995
                                 (in thousands)

                                                Initial cost to
                                                  Registrant
                                           -------------------------
                                                         Buildings                             Gross amount at which carried
                                                            and            Net costs                 at close of period
                                                         improve-         capitalized      --------------------------------------
                                                          ments,          (disposed)                    Buildings,
                                                         furniture       subsequent to                  furniture
     Description          Encumbrances      Land       and fixtures       acquisition       Land       and fixtures     Total (A)
----------------------    ------------     -------     -------------     -------------     -------     ------------     ---------
Poplar Tower
  Memphis, TN
  Office building           $  3,482       $ 1,678        $ 4,928           $ 1,263        $ 1,678       $  6,191        $  7,869
Montrose Office Park
  Rockville, MD
  Office building
  complex                     13,055         5,918         15,766             1,891          5,918         17,657          23,575
Totem Valley
Business Center
  Kirkland, WA
  Industrial park              3,645         2,666          5,265              (591)         2,111          5,229           7,340
Gateway and Park
Plaza
  Sacramento, CA
  Office buildings             6,439         1,163          9,075             1,583          1,163         10,658          11,821
                          ------------     -------     -------------     -------------     -------     ------------     ---------
Totals                      $ 26,621       $11,425        $35,034           $ 4,146        $10,870       $ 39,735        $ 50,605
                          ------------     -------     -------------     -------------     -------     ------------     ---------
                          ------------     -------     -------------     -------------     -------     ------------     ---------
                                        See notes to Schedule III on the following page.


                                                                                         Life on
                                                                                          which
                                                                                      depreciation
                                                                                      in the latest
                        Accumulated     Property                                      statement of
                        depreciation    valuation       Date of           Date        operations is
     Description            (B)         allowance     construction      acquired        computed
----------------------  -----------     ---------     ------------     ----------     -------------
Poplar Tower
  Memphis, TN                                                                          3 to
  Office building         $ 4,133        $   250            1974         5/01/86       30 years
Montrose Office Park
  Rockville, MD
  Office building                                                                      3 to
  complex                   6,789                        1980-83         8/11/86       30 years
Totem Valley
Business Center
  Kirkland, WA                                                                         3 to
  Industrial park           2,266                        1983-86         3/13/87       30 years
Gateway and Park
Plaza
  Sacramento, CA                                                                       3 to
  Office buildings          4,717            250            1982         6/15/87       30 years
                        -----------     ---------
Totals                    $17,905           $500
                        -----------     ---------
                        -----------     ---------


               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                             NOTES TO SCHEDULE III
                                 (in thousands)
                               December 31, 1995

NOTE A--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                 November 1       Year ended
                                                  Year ended      through         October 31,
                                                 December 31,   December 31,   -----------------
                                                     1995           1994        1994      1993
                                                 ------------   ------------   -------   -------
Balance at beginning of period                     $ 50,013       $ 49,983     $49,647   $59,925
Additions during period                                 592             30         336       204
                                                 ------------   ------------   -------   -------
                                                     50,605         50,013      49,983    60,129
Cost of real estate sold                                 --             --          --   (10,482)
                                                 ------------   ------------   -------   -------
Balance at end of period                           $ 50,605       $ 50,013     $49,983   $49,647
                                                 ------------   ------------   -------   -------
                                                 ------------   ------------   -------   -------

   The allowance for loss on impairment for the above assets is $500 at December 31, 1995. See Note C to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

   The aggregate cost of land, buildings, and furniture and fixtures for Federal income tax purposes for the tax year ended December 31, 1995 was $49,194.

NOTE B--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

                                                                 November 1    Year ended Octo-
                                                  Year ended      through           ber 31,
                                                 December 31,   December 31,   -----------------
                                                     1995           1994        1994      1993
                                                 ------------   ------------   -------   -------
Balance at beginning of period                     $ 16,177       $ 15,889     $14,253   $15,953
Additions during period                               1,728            288       1,636     2,407
                                                 ------------   ------------   -------   -------
                                                     17,905         16,177      15,889    18,360
Accumulated depreciation on real estate sold             --             --          --   (4,107)
                                                 ------------   ------------   -------   -------
Balance at end of period                           $ 17,905       $ 16,177     $15,889   $14,253
                                                 ------------   ------------   -------   -------
                                                 ------------   ------------   -------   -------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache/Equitec Real Estate
Partnership,
A California Limited Partnership
By: Prudential-Bache Properties, Inc.,
    A Delaware corporation, Managing General Partner
     By: /s/ Eugene D. Burak                      Date: March 29, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting Officer
By: Glenborough Realty Corporation
    General Partner
     By: /s/ Andrew Batinovich                    Date: March 29, 1996
     ----------------------------------------
     Andrew Batinovich
     Chief Executive Officer and Chairman of
     the Board of Directors
By: Robert Batinovich
    General Partner
     By: /s/ Robert Batinovich                    Date: March 29, 1996
     ----------------------------------------
     Robert Batinovich
     General Partner

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation, Managing General Partner
     By: /s/ Thomas F. Lynch, III                 Date: March 29, 1996
     ----------------------------------------
     Thomas F. Lynch, III
     President, Chief Executive Officer and
     Chairman of the Board of Directors
     By: /s/ Barbara J. Brooks                    Date: March 29, 1996
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer
     By: /s/ Eugene D. Burak                      Date: March 29, 1996
     ----------------------------------------
     Eugene D. Burak
     Vice President
     By: /s/ Frank W. Giordano                    Date: March 29, 1996
     ----------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                     Date: March 29, 1996
     ----------------------------------------
     Nathalie P. Maio
     Director

By: Glenborough Corporation and Robert Batinovich
    General Partners
     By: /s/ Robert Batinovich                    Date: March 29, 1996
     ----------------------------------------
     Robert Batinovich
     Individually
     By: /s/ Andrew Batinovich                    Date: March 29, 1996
     ----------------------------------------
     Andrew Batinovich
     Chief Executive Officer and Chairman of
     the Board of Directors
     By: /s/ June Gardner                         Date: March 29, 1996
     ----------------------------------------
     June Gardner
     Director
     By: /s/ Terri Garnick                        Date: March 29, 1996
     ----------------------------------------
     Terri Garnick
     Chief Financial Officer