Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1996-05-14
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number: 0-14271

     PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP, A California Limited
                                  Partnership
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                                94-2949474
- --------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Seaport Plaza, New York, N.Y.                         10292-0116
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (212) 214-1016

                                      N/A
- --------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                          March 31,     December 31,
                                                                            1996            1995
- ----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
ASSETS
Investment in property:
Land                                                                      $ 10,870        $ 10,870
Buildings, improvements and equipment                                       39,873          39,735
Less: Accumulated depreciation                                             (18,392 )       (17,905)
      Allowance for loss on impairment of assets                              (500 )          (500)
                                                                          ---------     ------------
Net investment in property                                                  31,851          32,200
Cash and cash equivalents                                                    1,163             806
Prepaid expenses and other assets, net                                       1,291           1,382
                                                                          ---------     ------------
Total assets                                                              $ 34,305        $ 34,388
                                                                          ---------     ------------
                                                                          ---------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                             $ 26,580        $ 26,621
Due to affiliates                                                              702             700
Accounts payable and accrued liabilities                                       504             291
Security deposits and deferred revenue                                         241             232
Real estate taxes payable                                                      107              73
                                                                          ---------     ------------
Total liabilities                                                           28,134          27,917
                                                                          ---------     ------------
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                 6,417           6,714
General partners                                                              (246 )          (243)
                                                                          ---------     ------------
Total partners' capital                                                      6,171           6,471
                                                                          ---------     ------------
Total liabilities and partners' capital                                   $ 34,305        $ 34,388
                                                                          ---------     ------------
                                                                          ---------     ------------
- ----------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      For the          For the
                                                                       three            three
                                                                    months ended     months ended
                                                                      March 31,        March 31,
                                                                        1996             1995
- ---------------------------------------------------------------------------------------------------
                                                                           (in thousands,
                                                                      except for depositary
                                                                           unit amounts)
REVENUES
Operating                                                                $1,510           $1,535
Recovery of expenses                                                        120              128
                                                                      ------------     ------------
                                                                          1,630            1,663
                                                                      ------------     ------------
EXPENSES
Property operating                                                          704              684
Interest                                                                    609              580
Depreciation and amortization                                               543              495
General and administrative                                                   74              141
                                                                      ------------     ------------
                                                                          1,930            1,900
                                                                      ------------     ------------
Net loss                                                                 $ (300)          $ (237)
                                                                      ------------     ------------
                                                                      ------------     ------------
ALLOCATION OF NET LOSS
Unitholders                                                              $ (297)          $ (235)
                                                                      ------------     ------------
                                                                      ------------     ------------
General partners                                                         $   (3)          $   (2)
                                                                      ------------     ------------
                                                                      ------------     ------------
Net loss per depositary unit                                             $(4.32)          $(3.42)
                                                                      ------------     ------------
                                                                      ------------     ------------
- ---------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                               GENERAL
                                                               UNITHOLDERS     PARTNERS     TOTAL
- ---------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Partners' capital (deficit)--December 31, 1995                    $ 6,714        $ (243)     $6,471
Net loss                                                             (297)           (3)       (300)
                                                                -----------     --------     ------
Partners' capital (deficit)--March 31, 1996                       $ 6,417        $ (246)     $6,171
                                                                -----------     --------     ------
                                                                -----------     --------     ------
- ---------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        For the          For the
                                                                         three            three
                                                                      months ended     months ended
                                                                       March 31,        March 31,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $ (300)          $ (237)
                                                                      ------------     ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                             543              495
  Lease concessions-effective rents                                         (95)              20
  Leasing commissions paid                                                  (26)              (9)
  Changes in:
     Prepaid expenses and other assets                                      156               10
     Due to affiliates                                                        2              (69)
     Accounts payable and accrued liabilities                               213               55
     Security deposits and deferred revenue                                   9               --
     Real estate taxes payable                                               34               18
                                                                      ------------     ------------
Total adjustments                                                           836              520
                                                                      ------------     ------------
Net cash provided by operating activities                                   536              283
CASH FLOWS FROM INVESTING ACTIVITIES
Building improvements                                                      (138)             (80)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                                                 (41)             (65)
                                                                      ------------     ------------
Net increase in cash and cash equivalents                                   357              138
Cash and cash equivalents at beginning of period                            806            1,118
                                                                      ------------     ------------
Cash and cash equivalents at end of period                               $1,163           $1,256
                                                                      ------------     ------------
                                                                      ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $  470           $  721
                                                                      ------------     ------------
                                                                      ------------     ------------
- ---------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``PBP'') and Glenborough Corporation and Robert Batinovich (together, ``Glenborough'') (collectively, the ``General Partners''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the ``Partnership'') as of March 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

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

                                                                 Three months          Three months
                                                                    ended                 ended
                                                                March 31, 1996        March 31, 1995
- -----------------------------------------------------------------------------------------------------
                                                                           (in thousands)
PBP and affiliates:
  General and administrative                                         $ 28                  $ 33
                                                                   ------                ------
Glenborough and affiliates:
  Property management fee and expenses                                160                   149
  Leasing commissions                                                  11                     6
                                                                   ------                ------
                                                                      171                   155
                                                                   ------                ------
                                                                     $199                  $188
                                                                   ------                ------
                                                                   ------                ------

- ---------------

   PBP is not being paid on a current basis for general and administrative expenses other than printing costs. During the three months ended March 31, 1996, PBP was reimbursed approximately $23,000 which was applied to prior years' general and administrative expenses due. At March 31, 1996 and December 31, 1995, the total liability outstanding to PBP was approximately $702,000 and $700,000, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 180 depositary units at March 31, 1996.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership generated cash from operations of $536,000 for the three months ended March 31, 1996 reduced by $41,000 of principal payments on notes. During the three months ended March 31, 1996, the Partnership disbursed approximately $138,000 for building and tenant improvements, primarily related to the Poplar Towers and Totem Valley properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of approximately $1,163,000 at March 31, 1996. PBP is not being reimbursed for its general and administrative expenses (other than printing) on a current basis; however, a payment for past due amounts of approximately $23,000 was made in the first quarter of 1996. At March 31, 1996, the total liability outstanding (including printing) was approximately $702,000. Cash on hand plus any cash generated from operations may not be sufficient to fund building and tenant improvements and to pay deferred general and administrative expenses.

   The Partnership has continued discussions with the lender to extend the maturity date and lower the interest rate of the Poplar Tower note that has a balloon payment due in October 1996. No assurance can be given that the Partnership will be successful in obtaining an extension or in refinancing the note.

   The General Partners continue to evaluate all of the properties' prospects for eventual sale. It is unlikely that investors will be returned a significant portion of their original investment upon the sale of the properties and ultimate dissolution of the Partnership.

Results of Operations

   The Partnership's net loss increased by approximately $63,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 for the reasons discussed below.

   Property operating revenues decreased by approximately $25,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 as increases in Poplar Towers, Gateway and Park Plaza were more than offset by the decreases at the Montrose and Totem Valley properties. The changes in operating revenues were primarily the result of corresponding changes in average occupancies.

   Recovery of expenses decreased by approximately $8,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to lower tenant recoveries from heating, cooling, and ventilation charges at the Montrose property and decreases in various other expense recoveries at the Gateway, Park Plaza, and Poplar Towers properties.

   Property operating expenses increased by $20,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due primarily to increase maintenance charges and management fees at the Poplar Towers resulting from an increase in occupancy and rental rates.

   Depreciation and amortization increased by approximately $48,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 due to increased building and tenant improvement additions.

   General and administrative expenses decreased by approximately $67,000 for the three months ended March 31, 1996 as compared to 1995 primarily due to professional fees in 1995 which were not previously accrued.

   Interest expense increased by approximately $29,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 because of increases in interest rates on variable rate notes.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings--None
Item 2.     Changes in Securities--None
Item 3.     Defaults Upon Senior Securities--None
Item 4.     Submission of Matters to a Vote of Security Holders--None
Item 5.     Other Information--None
Item 6.     Exhibits and Reports on Form 8-K
            (a) Exhibits:
3 and 4 Amended and Restated Limited Partnership Agreement of Registrant dated February 11, 1985 (incorporated by reference to Amendment No. 1 to the Registrant's Form S-11 Registration Statement filed on February 14, 1985) and Amendment No. 1 thereto dated April 18, 1985 (incorporated by reference to Form 8-A filed on February 28, 1986), as amended on March 25, 1994 (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

            Amended and Restated Agreement between General Partners dated December 28, 1990 (incorporated by reference to the Registrant's 1990 Annual Report filed on Form 10-K)

            27 Financial Data Schedule (filed herewith)

            (b) Reports on Form 8-K--None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.
A Delaware corporation, General Partner

By: /s/ Eugene D. Burak         Date: May 14, 1996
Eugene D. Burak
Vice President
Chief Accounting Officer for the Registrant