Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1996-08-14
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number: 0-14271

     PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP, A California Limited
                                  Partnership
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                      94-2949474
- --------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification No.)

One Seaport Plaza, New York, N.Y.                  10292-0116
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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                          June 30,      December 31,
                                                                            1996            1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Investment in property:
Land                                                                      $ 10,870        $ 10,870
Buildings, improvements and equipment                                       39,947          39,735
Less: Accumulated depreciation                                             (18,813 )       (17,905)
      Allowance for loss on impairment of assets                              (500 )          (500)
                                                                          ---------     ------------
Net investment in property                                                  31,504          32,200
Cash and cash equivalents                                                    1,092             806
Prepaid expenses and other assets, net                                       1,319           1,382
                                                                          ---------     ------------
Total assets                                                              $ 33,915        $ 34,388
                                                                          ---------     ------------
                                                                          ---------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                             $ 26,518        $ 26,621
Due to affiliates                                                              703             700
Accounts payable and accrued liabilities                                       372             291
Security deposits and deferred revenue                                         280             232
Real estate taxes payable                                                       90              73
                                                                          ---------     ------------
Total liabilities                                                           27,963          27,917
                                                                          ---------     ------------
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                 6,200           6,714
General partners                                                              (248 )          (243)
                                                                          ---------     ------------
Total partners' capital                                                      5,952           6,471
                                                                          ---------     ------------
Total liabilities and partners' capital                                   $ 33,915        $ 34,388
                                                                          ---------     ------------
                                                                          ---------     ------------
- ----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          For the six months ended         For the three months ended
                                          June 30,         June 30,         June 30,         June 30,
                                            1996             1995             1996             1995
- -------------------------------------------------------------------------------------------------------
                                              (in thousands, except for depositary unit amounts)
REVENUES
Operating                                  $3,055           $3,092           $1,545           $1,557
Recovery of expenses                          215              243               95              115
                                        ------------     ------------     ------------     ------------
                                            3,270            3,335            1,640            1,672
                                        ------------     ------------     ------------     ------------
EXPENSES
Property operating                          1,401            1,375              697              691
Interest                                    1,216            1,185              607              605
Depreciation and amortization               1,029              960              486              465
General and administrative                    143              236               69               95
                                        ------------     ------------     ------------     ------------
                                            3,789            3,756            1,859            1,856
                                        ------------     ------------     ------------     ------------
Net loss                                   $ (519)          $ (421)          $ (219)          $ (184)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
ALLOCATION OF NET LOSS
Unitholders                                $ (514)          $ (417)          $ (217)          $ (182)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
General partners                           $   (5)          $   (4)          $   (2)          $   (2)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
Net loss per depositary unit               $(7.47)          $(6.06)          $(3.15)          $(2.65)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
- -------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS     TOTAL
- ---------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Partners' capital (deficit)--December 31, 1995                   $6,714          $ (243)     $6,471
Net loss                                                           (514)             (5)       (519)
                                                             --------------     --------     ------
Partners' capital (deficit)--June 30, 1996                       $6,200          $ (248)     $5,952
                                                             --------------     --------     ------
                                                             --------------     --------     ------
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

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the six      For the six
                                                                      months ended     months ended
                                                                        June 30,         June 30,
                                                                          1996             1995
- ---------------------------------------------------------------------------------------------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $ (519)          $ (421)
                                                                      ------------     ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                           1,029              960
  Lease concessions-effective rents                                          42               37
  Leasing commissions paid                                                  (96)             (21)
  Changes in:
     Prepaid expenses and other assets, net                                  (4)              39
     Due to affiliates                                                        3              (47)
     Accounts payable and accrued liabilities                                81              (22)
     Security deposits and deferred revenue                                  48                1
     Real estate taxes payable                                               17              (38)
                                                                      ------------     ------------
Total adjustments                                                         1,120              909
                                                                      ------------     ------------
Net cash provided by operating activities                                   601              488
CASH FLOWS FROM INVESTING ACTIVITIES
Building improvements                                                      (212)            (115)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                                                (103)            (122)
                                                                      ------------     ------------
Net increase in cash and cash equivalents                                   286              251
Cash and cash equivalents at beginning of period                            806            1,118
                                                                      ------------     ------------
Cash and cash equivalents at end of period                               $1,092           $1,369
                                                                      ------------     ------------
                                                                      ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $1,078           $1,322
                                                                      ------------     ------------
                                                                      ------------     ------------
- ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``PBP'') and Glenborough Corporation and Robert Batinovich (together, ``Glenborough'') (collectively, the ``General Partners''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the ``Partnership'') as of June 30, 1996, and the results of its operations for the six and three months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

                                                                     Six months          Six months
                                                                        ended               ended
                                                                    June 30, 1996       June 30, 1995
- -----------------------------------------------------------------------------------------------------
                                                                             (in thousands)
PBP and affiliates:
  General and administrative                                            $  53               $  38
                                                                       ------              ------
Glenborough and affiliates:
  Property management fee and expenses                                    292                 319
  Leasing commissions                                                      63                  13
                                                                       ------              ------
                                                                          355                 332
                                                                       ------              ------
                                                                        $ 408               $ 370
                                                                       ------              ------
                                                                       ------              ------

                                                                    Three months        Three months
                                                                        ended               ended
                                                                    June 30, 1996       June 30, 1995
- -----------------------------------------------------------------------------------------------------
                                                                             (in thousands)
PBP and affiliates:
  General and administrative                                            $  25               $   5
                                                                       ------              ------
Glenborough and affiliates:
  Property management fee and expenses                                    132                 170
  Leasing commissions                                                      52                   7
                                                                       ------              ------
                                                                          184                 177
                                                                       ------              ------
                                                                        $ 209               $ 182
                                                                       ------              ------
                                                                       ------              ------

   PBP is not being paid on a current basis for general and administrative expenses other than printing costs. During the six and three months ended June 30, 1996, PBP was reimbursed approximately $48,000 and $25,000, respectively, which was applied to prior years' general and administrative expenses due. At June 30, 1996 and December 31, 1995, the total liability outstanding to PBP was approximately $703,000 and $700,000, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 180 depositary units at June 30, 1996.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership generated cash from operations of $601,000 for the six months ended June 30, 1996 reduced by $103,000 of principal payments on notes. During the six months ended June 30, 1996, the Partnership disbursed approximately $212,000 for building and tenant improvements, primarily related to the Poplar Towers, Montrose and Totem Valley properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of approximately $1,092,000 at June 30, 1996. PBP is not being reimbursed for its general and administrative expenses (other than printing) on a current basis; however, a payment for past due amounts of approximately $25,000 was made in the second quarter of 1996. At June 30, 1996, the total liability outstanding (including printing) was approximately $703,000. Cash on hand plus any cash generated from operations may not be sufficient to fund building and tenant improvements and to pay deferred general and administrative expenses.

   The Partnership has continued discussions with the lender to extend the maturity date and lower the interest rate of the Poplar Tower note that has a balloon payment due in October 1996. No assurance can be given that the Partnership will be successful in obtaining an extension or in refinancing the note.

   The General Partners continue to evaluate all of the properties' prospects for eventual sale. The properties were appraised in November 1995 by a third party to be approximately $34,900,000 which exceed the Partnerhsip's total net investment in these properties. However, it is unlikely that investors will be returned a significant portion of their original investment upon the sale of the properties and ultimate dissolution of the Partnership.

Results of Operations

   The Partnership's net loss increased by approximately $98,000 and $35,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995 for the reasons discussed below.

   Property operating revenues decreased by approximately $37,000 and $12,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995 as increases in Poplar Towers, Gateway, Park Plaza, and Totem Valley were more than offset by the decrease at the Montrose property. The changes in operating revenues were primarily the result of corresponding changes in average occupancies with the Montrose property experiencing a decrease in average occupancy to 83% for the six months ended June 30, 1996 from 99% for the six months ended June 30, 1995 as a result of a major tenant vacating space.

   Recovery of expenses decreased by approximately $28,000 and $20,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to lower tenant recoveries from heating, cooling, and ventilation charges at the Montrose property partially offset by increases in various other expense recoveries at the Totem Valley property.

   Property operating expenses increased by $26,000 and $6,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to increased maintenance charges at Poplar Towers resulting from an increase in occupancy rates.

   Depreciation and amortization increased by approximately $69,000 and $21,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995 due to increased building and tenant improvement additions.

   General and administrative expenses decreased by approximately $93,000 and $26,000 for the six and three months ended June 30, 1996 as compared to 1995 primarily due to professional fees in 1995 which were not previously accrued.

   Interest expense increased by approximately $31,000 and $2,000 for the six and three months ended June 30, 1996 as compared to the corresponding period in 1995 because of increases in interest rates on variable rate notes.

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

By: /s/ Eugene D. Burak                  Date: August 14, 1996
   -----------------------------------
Eugene D. Burak
Vice President
Chief Accounting Officer for the Registrant