Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1996-11-13
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1996

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1996              1995
----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
Investment in property:
Land                                                                    $  10,870         $ 10,870
Buildings, improvements and equipment                                      40,127           39,735
Less: Accumulated depreciation                                            (19,230)         (17,905)
      Allowance for loss on impairment of assets                             (500)            (500)
                                                                      -------------     ------------
Net investment in property                                                 31,267           32,200
Cash and cash equivalents                                                   1,060              806
Prepaid expenses and other assets, net                                      1,264            1,382
                                                                      -------------     ------------
Total assets                                                            $  33,591         $ 34,388
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                           $  26,453         $ 26,621
Due to affiliates                                                             715              700
Accounts payable and accrued liabilities                                      382              291
Security deposits and deferred revenue                                        280              232
Real estate taxes payable                                                      79               73
                                                                      -------------     ------------
Total liabilities                                                          27,909           27,917
                                                                      -------------     ------------
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                5,933            6,714
General partners                                                             (251)            (243)
                                                                      -------------     ------------
Total partners' capital                                                     5,682            6,471
                                                                      -------------     ------------
Total liabilities and partners' capital                                 $  33,591         $ 34,388
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          For the nine months ended          For the three months ended
                                       September 30,     September 30,     September 30,     September 30,
                                           1996              1995              1996              1995
----------------------------------------------------------------------------------------------------------
                                               (in thousands, except for depositary unit amounts)
REVENUES
Operating                                $   4,517         $   4,456          $ 1,462           $ 1,364
Recovery of expenses                           307               429               92               186
                                       -------------     -------------     -------------     -------------
                                             4,824             4,885            1,554             1,550
                                       -------------     -------------     -------------     -------------
EXPENSES
Property operating                           2,081             2,128              680               753
Interest                                     1,817             1,798              601               613
Depreciation and amortization                1,507             1,421              478               461
General and administrative                     208               326               65                90
                                       -------------     -------------     -------------     -------------
                                             5,613             5,673            1,824             1,917
                                       -------------     -------------     -------------     -------------
Net loss                                 $    (789)        $    (788)         $  (270)          $  (367)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
ALLOCATION OF NET LOSS
Unitholders                              $    (781)        $    (780)         $  (267)          $  (363)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
General partners                         $      (8)        $      (8)         $    (3)          $    (4)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
Net loss per depositary unit             $  (11.35)        $  (11.34)         $ (3.88)          $ (5.28)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
----------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS     TOTAL
---------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Partners' capital (deficit)--December 31, 1995                   $6,714          $ (243)     $6,471
Net loss                                                           (781)             (8)       (789)
                                                             --------------     --------     ------
Partners' capital (deficit)--September 30, 1996                  $5,933          $ (251)     $5,682
                                                             --------------     --------     ------
                                                             --------------     --------     ------
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

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the nine      For the nine
                                                                      months ended      months ended
                                                                      September 30,     September 30,
                                                                          1996              1995
-----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $  (789)          $  (788)
                                                                      -------------     -------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                            1,507             1,421
  Lease concessions-effective rents                                           50                53
  Leasing commissions paid                                                  (148)             (215)
  Changes in:
     Prepaid expenses and other assets, net                                   34               (11)
     Due to affiliates                                                        15               (18)
     Accounts payable and accrued liabilities                                 91                14
     Security deposits and deferred revenue                                   48               (30)
     Real estate taxes payable                                                 6                43
                                                                      -------------     -------------
Total adjustments                                                          1,603             1,257
                                                                      -------------     -------------
Net cash provided by operating activities                                    814               469
CASH FLOWS FROM INVESTING ACTIVITIES
Building improvements                                                       (392)             (426)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                                                 (168)             (181)
                                                                      -------------     -------------
Net increase (decrease) in cash and cash equivalents                         254              (138)
Cash and cash equivalents at beginning of period                             806             1,118
                                                                      -------------     -------------
Cash and cash equivalents at end of period                               $ 1,060           $   980
                                                                      -------------     -------------
                                                                      -------------     -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $ 1,678           $ 1,933
                                                                      -------------     -------------
                                                                      -------------     -------------
-----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. (``PBP'') and Glenborough Corporation and Robert Batinovich (together, ``Glenborough'') (collectively, the ``General Partners''), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the ``Partnership'') as of September 30, 1996, and the results of its operations for the nine and three months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

                                                             Nine months              Nine months
                                                                ended                    ended
                                                          September 30, 1996       September 30, 1995
-----------------------------------------------------------------------------------------------------
                                                                        (in thousands)
PBP and affiliates:
  General and administrative                                     $ 70                     $ 98
                                                               ------                   ------
Glenborough and affiliates:
  Property management fee and expenses                            443                      485
  Leasing commissions                                             103                      109
                                                               ------                   ------
                                                                  546                      594
                                                               ------                   ------
                                                                 $616                     $692
                                                               ------                   ------
                                                               ------                   ------

                                                             Three months             Three months
                                                                ended                    ended
                                                          September 30, 1996       September 30, 1995
-----------------------------------------------------------------------------------------------------
                                                                        (in thousands)
PBP and affiliates:
  General and administrative                                     $ 17                     $ 32
                                                               ------                   ------
Glenborough and affiliates:
  Property management fee and expenses                            151                      165
  Leasing commissions                                              40                       97
                                                               ------                   ------
                                                                  191                      262
                                                               ------                   ------
                                                                 $208                     $294
                                                               ------                   ------
                                                               ------                   ------

   PBP is not being paid on a current basis for general and administrative expenses other than printing costs. During the nine months ended September 30, 1996, PBP was reimbursed approximately $48,000 which was applied to prior years' general and administrative expenses due. At September 30, 1996 and December 31, 1995, the total liability outstanding to PBP was approximately $715,000 and $700,000, respectively.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated (``PSI''), an affiliate of PBP, owns 180 depositary units at September 30, 1996.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership generated cash from operations of $814,000 for the nine months ended September 30, 1996 reduced by $168,000 of principal payments on notes. During the nine months ended September 30, 1996, the Partnership disbursed approximately $392,000 for building and tenant improvements, primarily related to the Poplar Towers, Montrose and Totem Valley properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of approximately $1,060,000 at September 30, 1996. PBP is not being reimbursed for its general and administrative expenses (other than printing) on a current basis; however, payments for past due amounts of approximately $48,000 were made during the nine months ended September 30, 1996. At September 30, 1996, the total liability outstanding (including printing) was approximately $715,000. Cash on hand plus any cash generated from operations may not be sufficient to fund building and tenant improvements and to pay deferred general and administrative expenses.

   The Poplar Tower note came due on October 1, 1996 and the lender has extended the maturity on a month-to-month basis, while one of the General Partners is attempting to refinance the note with another lender.

   The General Partners continue to evaluate all of the properties' prospects for eventual sale. The properties were appraised in November 1995 by a third party to be approximately $34,900,000, which exceeds the Partnership's total net investment in these properties. However, it is unlikely that investors will be returned a significant portion of their original investment upon the sale of the properties and ultimate dissolution of the Partnership.

Results of Operations

   The Partnership's net loss increased by approximately $1,000 but decreased by approximately $97,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 for the reasons discussed below.

   Property operating revenues increased by approximately $61,000 and $98,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 as increases in Poplar Towers, Gateway, Park Plaza, and Totem Valley more than offset the decrease at the Montrose property. The changes in operating revenues were primarily the result of corresponding changes in average occupancies with the Montrose property experiencing a decrease in average occupancy to 80% for the nine months ended September 30, 1996 from 93% for the nine months ended September 30, 1995 as a result of a major tenant's lease expiring in May 1996. The Partnership is currently seeking to re-lease the space.

   Recovery of expenses decreased by approximately $122,000 and $94,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to lower tenant recoveries at the Montrose property as a result of a major tenant's lease expiring in May 1996 partially offset by increases in expense recoveries at the Totem Valley property.

   Property operating expenses decreased by $47,000 and $73,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to decreased operating expenses at Montrose, Gateway and Park Plaza partially offset by increased maintenance charges at Poplar Towers resulting from an increase in occupancy rates.

   Depreciation and amortization increased by approximately $86,000 and $17,000 for the nine and three months ended September 30, 1996 as compared to the corresponding periods in 1995 due to increased building and tenant improvement additions.

   General and administrative expenses decreased by approximately $118,000 and $25,000 for the nine and three months ended September 30, 1996 as compared to 1995 primarily due to professional fees in 1995 which were not previously accrued.

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

By: /s/ Eugene D. Burak                          Date: November  13, 1996
-----------------------------------------------
Eugene D. Burak
Vice President
Chief Accounting Officer for the Registrant