Form 10-K
period 1996-12-31
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1997-03-27
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended  December 31, 1996

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

   Registrant's Annual Report to Unitholders for the year ended December 31, 1996 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

   Amended and Restated Limited Partnership Agreement of Registrant, dated February 11, 1985, included as part of the Registration Statement filed with the Securities and Exchange Commission on February 14, 1985 pursuant to Rule 424(b) of the Securities Act of 1934 (the ``Prospectus'') is incorporated by reference into Part IV of this Annual Report on Form 10-K

                          Index to exhibits can be found on pages 10 through 12.

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                       THE ``SAFE HARBOR'' PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   When used in this Annual Report on Form 10-K, the words ``Believes'' ``Anticipates,'' ``Expects'' and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the ``Safe Harbor'' provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in ``Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Registrant undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................  4
Item  2    Properties.......................................................................  5
Item  3    Legal Proceedings................................................................  6
Item  4    Submission of Matters to a Vote of Unitholders...................................  6

PART II
Item  5    Market for Registrant's Units and Related Unitholder Matters.....................  6
Item  6    Selected Financial Data..........................................................  7
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................  7
Item  8    Financial Statements and Supplementary Data......................................  7
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................  7
PART III
Item 10    Directors and Executive Officers of the Registrant...............................  7
Item 11    Executive Compensation...........................................................  10
Item 12    Security Ownership of Certain Beneficial Owners and Management...................  10
Item 13    Certain Relationships and Related Transactions...................................  10

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Consolidated Financial Statements and Consolidated Financial Statement
             Schedules......................................................................  11
           Exhibits.........................................................................  11
           Reports on Form 8-K..............................................................  13
SIGNATURES..................................................................................  18

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

   The Registrant is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. For information regarding the Registrant's properties (collectively, the ``Properties'' or individually, a ``Property''), see Item 2 Properties. For information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrant's Annual Report to Unitholders for the year ended December 31, 1996 (``Registrant's Annual Report'') which is filed as an exhibit hereto.

   For the years ended December 31, 1996, December 31, 1995 and October 31, 1994, respectively, the following Properties' rental revenues exceeded 15% of the Registrant's total revenue:

                                      1996      1995      1994
                                      ----      ----      ----
Montrose Office Park                   40%       43%       46%
Poplar Towers                          19%       --        --

      For the year ended October 31, 1994, Intersolv, a tenant in the Montrose Office Park property accounted for approximately 10% of the Registrant's total revenue. Intersolv's lease expired in June 1995 and it vacated its space at that time. Technical Resources, Inc., another tenant in the Montrose Office Park property, on an annualized basis, would have accounted for approximately 10% of the Registrant's total revenue for the year ended December 31, 1995 and did account for approximately 10% of the Registrant's total revenue for the year ended December 31, 1996.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP''), and Glenborough Corporation (formerly Glenborough Realty Corporation) and Robert Batinovich (together, ``Glenborough'') (collectively, the ``General Partners'').

   Glenborough replaced Equitec Financial Group, Inc. (``EFG'') as co-General Partner of the Partnership on May 4, 1994 when EFG transferred its general partner interest to Glenborough and withdrew and retired as general partner. This substitution occurred as a result of the consent of a majority of interests of the limited partners approving the transaction which was detailed in a proxy statement dated December 1, 1993. PBP continues as co-General Partner. Glenborough Corporation continues to receive fees and expense reimbursements in the same amount that was provided in the property management agreement. See Note E to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

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

Item 2. Properties

   As of December 31, 1996, the Registrant owns the following properties:

                                                                                                 Effective
                                                                                               Average Annual
                                         Occupancy Rate at                                      Rental Rate
                                            December 31,          Land        Net Rentable       Per Square
Location and Type                               1996           (in acres)    Square Footage         Foot
--------------------------------------   ------------------    ----------    --------------    --------------
Poplar Tower
  Memphis, TN
  Office building                                 93%              3.95          100,901           $11.15
Montrose Office Park
  Rockville, MD
  Office building complex                         83%             18.42          187,131           $12.74
Totem Valley Business Center
  Kirkland, WA
  Industrial park                                 99%             10.40          121,645           $ 6.06
Gateway Plaza
  Sacramento, CA
  Office building                                 95%               .87           49,700           $17.08
Park Plaza
  Sacramento, CA
  Office building                                 76%              1.37           70,113           $12.23
                                                               ----------    --------------
                                                                  35.01          529,490
                                                               ----------    --------------
                                                               ----------    --------------

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

   None

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for Registrant's Units and Related Unitholder Matters

   As of March 3, 1997, there were 5,173 holders of record owning 68,795 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section IV of the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement; however, the Registrant has paid no distributions from operations or otherwise since 1988. The amount, if any, to be distributed by the Registrant from cash generated by operations in future quarters will be based on the extent to which cash flow generated by the Properties, after tenant and capital improvement costs, is sufficient to support such distributions. No distributions from operations are anticipated in the foreseeable future. Furthermore, it is unlikely that investors will be returned a significant portion of their original investment upon the sale of the Registrant's remaining Properties and ultimate dissolution of the Registrant. For discussion of other factors that may affect future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the consolidated financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                            Year ended        November 1
                                           December 31,        through        Year ended October 31,
                                         -----------------   December 31,   ---------------------------
                                          1996      1995         1994        1994      1993      1992
-------------------------------------------------------------------------------------------------------
                                                     (in thousands except per unit amounts)
Total revenue..........................  $ 6,414   $ 6,541     $  1,125     $ 6,544   $ 6,841   $ 7,917
                                         -------   -------   ------------   -------   -------   -------
                                         -------   -------   ------------   -------   -------   -------
Provision for loss on impairment of
  assets...............................  $    --   $    --     $     --     $    --   $  (250)  $  (614)
                                         -------   -------   ------------   -------   -------   -------
                                         -------   -------   ------------   -------   -------   -------
Gain (loss) on disposition of
  property.............................  $    33   $    --     $     --     $    --   $   338   $   (97)
                                         -------   -------   ------------   -------   -------   -------
                                         -------   -------   ------------   -------   -------   -------
Net loss...............................  $(1,138)  $(1,032)    $   (122)    $  (794)  $(1,898)  $(3,820)
                                         -------   -------   ------------   -------   -------   -------
                                         -------   -------   ------------   -------   -------   -------
Net loss per Unit......................  $(16.38)  $(14.86)    $  (1.76)    $(11.43)  $(27.31)  $(54.97)
                                         -------   -------   ------------   -------   -------   -------
                                         -------   -------   ------------   -------   -------   -------
Total assets...........................  $33,346   $34,388     $ 35,737     $36,110   $37,402   $45,046
                                         -------   -------   ------------   -------   -------   -------
                                         -------   -------   ------------   -------   -------   -------
Notes payable..........................  $26,650   $26,621     $ 26,862     $26,917   $27,328   $32,578
                                         -------   -------   ------------   -------   -------   -------
                                         -------   -------   ------------   -------   -------   -------
Total cash distributions...............  $    --   $    --     $     --     $    --   $    --   $    --
                                         -------   -------   ------------   -------   -------   -------
                                         -------   -------   ------------   -------   -------   -------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 10 through 11 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partners.

   The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's Units are required to report their initial ownership of such Units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's Units are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and persons who own greater than ten percent of the Registrant's Units or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

            Name                                      Position
Thomas F. Lynch, III            President, Chief Executive Officer,
                                  Chairman of the Board of Directors and Director
Barbara J. Brooks               Vice President--Finance and Chief Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Chester A. Piskorowski          Senior Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

   THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated (``PSI''), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

   BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 46, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in numerous capacities for other affiliated companies.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Glenborough and Robert Batinovich

   Robert Batinovich, age 60, was the President, Chief Executive Officer and Chairman of Glenborough Corporation from its inception in 1978 until his resignation effective January 10, 1996. On August 31, 1994, Mr. Batinovich was elected Chairman, President and Chief Executive Officer of Glenborough Realty Trust Incorporated (``GLB''), a newly created Real Estate Investment Trust, which began trading on the New York Stock Exchange on January 31, 1996. He was a member of the Public Utilities Commission from 1975 to January 1979 and served as its President from January 1977 to January 1979. He is a member of the Board of Directors of Farr Company, a publicly held company that manufactures industrial filters. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

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

   ANDREW BATINOVICH, age 38, was elected Chairman of the Board and Chief Executive Officer of Glenborough Corporation on January 10, 1996. He has been employed by Glenborough Corporation since 1983, and had functioned since 1987 as Chief Operating Officer and Chief Financial Officer. Mr. Batinovich also serves as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director of GLB. He holds a California real estate broker's license and is a Member of the National Advisory Council of BOMA International. He received his B.A. in International Finance from the American University in Paris. Prior to joining Glenborough Corporation, Mr. Batinovich was a lending officer with the International Banking Group and the Corporate Real Estate Division of Security Pacific National Bank. He is the son of Robert Batinovich.

   ROBERT E. BAILEY, age 35, joined Glenborough Corporation in 1989 as Associate Counsel and was elected Secretary of Glenborough Corporation on May 15, 1995. He is responsible for all landlord/tenant documentation, tenant litigation, corporate and partnership matters and employment matters. In 1984, he received his Bachelor of Arts degree from the University of California at Santa Barbara and his Juris Doctor degree from Vermont Law School in 1987. From 1987 to 1989, Mr. Bailey was an associate with the law firm of Pedder, Stover, Hesseltine & Walker, where he specialized in business litigation. He is a member of the State Bar of California.

   SANDRA L. BOYLE, age 48, has been associated with Glenborough Corporation or its associated entities since 1984 and has served as President and Chief Operating Officer of Glenborough Corporation since January 10, 1996. She was originally responsible for residential marketing, and her responsibilities were gradually expanded to include residential leasing and management in 1985, and commercial leasing and management in 1987. She was elected Vice President in 1989, and continues to supervise marketing, leasing, property management operations and regional offices. Ms. Boyle also serves as a Senior Vice President of GLB. Ms. Boyle holds a California real estate broker's license and a CPM designation, and is a member of the National Advisory Council and Finance Committee of BOMA International; and is on the Board of Directors of BOMA San Francisco and BOMA California.

   JUNE GARDNER, age 45, was elected a director of Glenborough Corporation on January 10, 1996. She was associated with Glenborough Corporation from 1984 through 1995, as Senior Vice President and Corporate Controller with responsibilities in the areas of corporate financial planning, reporting, accounting and banking relationships. Before joining Glenborough Corporation, Ms. Gardner was Assistant Vice President of JMB Realty Corporation from 1977 to 1984, with responsibilities in the areas of financial management and reporting.

   TERRI GARNICK, age 36, has served as Chief Financial Officer of Glenborough Corporation since January 10, 1996. She is also Senior Vice President, Chief Accounting Officer and Treasurer of GLB. Ms. Garnick is responsible for property management accounting, financial statements, audits, Securities and Exchange Commission reporting, and tax returns. Prior to joining Glenborough Corporation in 1989, Ms. Garnick was a controller at August Financial Corporation from 1986 to 1989 and was a Senior Accountant at

Deloitte, Haskins and Sells from 1983 to 1986. She is a Certified Public Accountant and has a Bachelor of Science degree from San Diego State University.

   JUDY HENRICH, age 51, is a Vice President of Glenborough Corporation, effective January 10, 1996 and is responsible for the coordination of all broker-dealer and investor communications for partnerships managed by Glenborough Corporation. Prior to joining Glenborough Corporation, Ms. Henrich was associated with Rancon Financial Corporation from 1981 through early 1995, and as Senior Vice President since 1985, with responsibilities similar to those at Glenborough Corporation. Ms. Henrich also served as Executive Vice President of Rancon Securities Corporation from 1988 to 1991, and thereafter as its Chief Executive Officer. Prior to joining Rancon, Ms. Henrich was manager of public relations and advertising for Kaiser Development Company, a diversified real estate holding company.

   WALLACE A. KRONE, JR., age 65, has been an entrepreneur in the restaurant business since 1965, and owns a number of Burger King restaurants in the San Francisco area. Mr. Krone has been associated with Glenborough Corporation since 1982 as an investor in one or more partnerships, and has been a member of the board of directors of Glenborough Corporation since 1989.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Glenborough Corporation's common stock is owned by Sandra L. Boyle, June Gardner and Wallace A. Krone, Jr., each owning a one-third interest and all of the preferred stock is owned by Glenborough Realty Trust Incorporated.

   As of March 3, 1997, no director or executive officer of PBP owns directly or beneficially any interest in the voting securities of PBP.

   As of March 3, 1997, no director or executive officer of any of the General Partners owns directly or beneficially any of the Units issued by the Registrant.

   As of March 3, 1997, no beneficial owner who is neither a director nor executive officer of either of the General Partners beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

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

                                    PART IV

                                                                                           Page in
                                                                                        Annual Report
                                                                                        -------------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)     1. Consolidated Financial Statements and Independent Auditors'
           Report--Incorporated
           by reference to the Registrant's Annual Report which is filed as an exhibit hereto
           Independent Auditors' Report                                                       2
           Consolidated Financial Statements:
           Consolidated Statements of Financial Condition--December 31, 1996 and
           December 31, 1995                                                                  3
           Consolidated Statements of Operations--Years ended December 31, 1996 and
           1995, November 1 through December 31, 1994, and the year ended October 31,
           1994                                                                               4
           Consolidated Statements of Changes in Partners' Capital--Years ended
           December 31, 1996 and 1995, November 1 through December 31, 1994, and the
           year ended October 31, 1994                                                        4
           Consolidated Statements of Cash Flows--Years ended December 31, 1996 and
           1995, November 1 through December 31, 1994, and the year ended October 31,
           1994                                                                               5
           Notes to Consolidated Financial Statements                                         6
        2. Consolidated Financial Statement Schedules and Independent Auditors' Report
           on Schedules
           Independent Auditors' Report on Schedules
           Schedules:
           II--Valuation and Qualifying Accounts and Reserves--Year ended December 31,
           1996 and 1995 and the year ended October 31, 1994
           III--Consolidated Real Estate and Accumulated Depreciation--At December 31,
           1996
           All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.
        3. Exhibits
           Description:
3 and 4    Amended and Restated Limited Partnership Agreement of Registrant dated
           February 11, 1985 (incorporated by reference to Amendment No. 1 to the
           Registrant's Form S-11 Registration Statement filed on February 14, 1985)
           and Amendment No. 1 thereto dated April 18, 1985 (incorporated by reference to Form 8-A filed on February 28, 1986), as amended on March 25, 1994
           (incorporated by reference to the Registrant's 1994 Annual Report filed on
           Form 10-K)
3 and 4    Amended and Restated Agreement between General Partners dated December 28,
           1990 (incorporated by reference to the Registrant's 1990 Annual Report filed on Form 10-K)

     10(a) Note Modification Agreement between Montrose Office Park Joint Venture (a joint venture which is indirectly wholly-owned by the Registrant) and The
           Variable Annuity Life Insurance Company (incorporated by reference to the
           Registrant's 1991 Annual Report filed on Form 10-K)
     10(b) Settlement Statement on Ashby Industrial Center dated August 6, 1992
           (incorporated by reference to the Registrant's 1992 Annual Report filed on
           Form 10-K)
     10(c) Escrow Instruction on Sale of Ashby Industrial Center dated August 6, 1992
           (incorporated by reference to the Registrant's 1992 Annual Report filed on
           Form 10-K)
     10(d) Agreement regarding Deed-in-Lieu of Foreclosure and Related Matters between the Registrant and Fidelity Bank N.A. dated May 11, 1993 (incorporated by reference to the Registrant's Quarterly Report for the period ended April
           30, 1993 filed on Form 10-Q)
     10(e) Loan Agreement by and among Registrant and Montrose Office Park Joint
           Venture (a joint venture which is indirectly wholly-owned by the
           Registrant), and Wells Fargo Bank, National Association, executed as of
           December 13, 1996. (1)
     10(f) Amended, Restated and Consolidated Promissory Note dated December 13, 1996 in the amount of $26,650,000.00 by and among Registrant and Montrose Office
           Park Joint Venture and Wells Fargo Bank, National Association. (1)
     10(g) Deed of Trust, With Absolute Assignment of Leases and Rents, Security
           Agreement, Assignment of Equipment Leases, Assignment of Permits and
           Fixture Filing dated December 13, 1996 by and among Registrant, American
           Securities Company, a corporation and Wells Fargo Bank, National
           Association relating to the property known as Park Plaza Professional
           Center, 1303 J Street, Sacramento, Sacramento County, California and to the
           property known as Gateway Executive Center, 801 12th Street, Sacramento,
           Sacramento County, California. (1)
     10(h) Deed of Trust, With Absolute Assignment of Leases and Rents, Security
           Agreement, Assignment of Equipment Leases, Assignment of Permits and
           Fixture Filing dated December 13, 1996 by and among Registrant, Chicago
           Title Insurance Company, a Missouri corporation and Wells Fargo Bank,
           National Association relating to the property known as Totem Valley
           Business Center, 12800 N.E. 126th Place, Kirkland, King County, Washington.
           (1)
     10(i) Amended and Restated Deed of Trust, With Absolute Assignment of Leases and
           Rents, Security Agreement, Assignment of Equipment Leases, Assignment of
           Permits and Fixture Filing dated December 13, 1996 by and among Montrose
           Office Park Joint Venture, Chicago Title Insurance Company,a Missouri
           corporation and Wells Fargo Bank, National Association relating to the property known as Montrose Office Park, 3200-3206 Tower Oaks Boulevard,
           Rockville, Montgomery County, Maryland. (1)
     10(j) Deed of Trust, With Absolute Assignment of Leases and Rents, Security
           Agreement, Assignment of Equipment Leases, Assignment of Permits and
           Fixture Filing dated December 13, 1996 by and among Registrant, J. Richard
           Rossie, a resident of Shelby County, Tennessee and Wells Fargo Bank,
           National Association relating to the property known as Poplar Towers, 6263
           Poplar Avenue, Memphis, Tennessee. (1)
        13 Registrant's Annual Report to Unitholders for the year ended December 31,
           1996 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's Annual Report is to be deemed filed as part of this report)
        27 Financial Data Schedule (filed herewith)

(b)        Reports on Form 8-K
           Registrant's Current Report on Form 8-K dated December 20, 1996, as filed with the Securities and Exchange Commission on January 21, 1997 relating to
           Item 5 regarding the refinancing of the mortgage loans on the Registrant's properties.

---------------
(1) Incorporated by reference to applicable exhibit included in Registrant's Current Report on Form 8-K dated December 20, 1996

                          INDEPENDENT AUDITORS' REPORT

Prudential-Bache/Equitec Real Estate Partnership
  (a California limited partnership):

We have audited the consolidated financial statements of Prudential-Bache/Equitec Real Estate Partnership (a California limited partnership) as of December 31, 1996 and 1995, and for the years ended December 31, 1996 and 1995 and October 31, 1994, and the period November 1, 1994 through December 31, 1994, and have issued our report thereon dated February 18, 1997; such financial statements and report are included in your 1996 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Prudential-Bache/Equitec Real Estate Partnership, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
San Francisco, California
February 18, 1997

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------

Allowance for Loss on Impairment of Assets

                                                                                     Deduc-
                                                                                 tions-Amounts        Balance at
 Year ended     Year ended         Balance at          Additions-Amounts       written-off during       end of
December 31,    October 31,     beginning of year     reserved during year            year               year
------------    -----------     -----------------     --------------------     ------------------     ----------
   1996                            $   500,000             $       --              $       --         $  500,000
   1995*                               500,000                     --                      --            500,000
                   1994                500,000                     --                      --            500,000

* Includes the period November 1 through December 31, 1994.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      SCHEDULE III--CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                                 (in thousands)

                                                Initial cost to
                                                  Registrant
                                           -------------------------
                                                         Buildings                             Gross amount at which carried
                                                            and            Net costs                 at close of period
                                                         improve-         capitalized      --------------------------------------
                                                          ments,          (disposed)                    Buildings,
                          Encumbrances                   furniture       subsequent to                  furniture
     Description              (C)           Land       and fixtures       acquisition       Land       and fixtures     Total (A)
----------------------    ------------     -------     -------------     -------------     -------     ------------     ---------
Poplar Tower
  Memphis, TN
  Office building           $     --       $ 1,678        $ 4,928           $ 1,348        $ 1,678       $  6,276        $  7,954
Montrose Office Park
  Rockville, MD
  Office building
  complex                         --         5,918         15,766             2,416          5,918         18,182          24,100
Totem Valley
Business Center
  Kirkland, WA
  Industrial park                 --         2,666          5,265              (518)         2,083          5,330           7,413
Gateway and Park
Plaza
  Sacramento, CA
  Office buildings                --         1,163          9,075             1,682          1,163         10,757          11,920
Note Payable                  26,650
                          ------------     -------     -------------     -------------     -------     ------------     ---------
Totals                      $ 26,650       $11,425        $35,034           $ 4,928        $10,842       $ 40,545        $ 51,387
                          ------------     -------     -------------     -------------     -------     ------------     ---------
                          ------------     -------     -------------     -------------     -------     ------------     ---------
                                        See notes to Schedule III on the following page.


                                                                           Life on
                                                                            which
                                                                        depreciation
                                                                        in the latest
                        Accumulated                                     statement of
                        depreciation      Date of           Date        operations is
     Description            (B)         construction      acquired        computed
----------------------  -----------     ------------     ----------     -------------
Poplar Tower
  Memphis, TN                                                            3 to
  Office building         $ 4,256             1974         5/01/86       30 years
Montrose Office Park
  Rockville, MD
  Office building                                                        3 to
  complex                   7,559          1980-83         8/11/86       30 years
Totem Valley
Business Center
  Kirkland, WA                                                           3 to
  Industrial park           2,522          1983-86         3/13/87       30 years
Gateway and Park
Plaza
  Sacramento, CA                                                         3 to
  Office buildings          5,297             1982         6/15/87       30 years
Note Payable
                        -----------
Totals                    $19,634
                        -----------
                        -----------

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                             NOTES TO SCHEDULE III
                                 (in thousands)
                               December 31, 1996

NOTE A--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                              November 1
                                            Year ended       Year ended        through        Year ended
                                           December 31,     December 31,     December 31,     October 31,
                                               1996             1995             1994            1994
                                           ------------     ------------     ------------     -----------
Balance at beginning of period               $ 50,605         $ 50,013         $ 49,983         $49,647
Additions during period                           810              592               30             336
                                           ------------     ------------     ------------     -----------
                                               51,415           50,605           50,013          49,983
Cost of land conveyed                             (28)              --               --              --
                                           ------------     ------------     ------------     -----------
Balance at end of period                     $ 51,387         $ 50,605         $ 50,013         $49,983
                                           ------------     ------------     ------------     -----------
                                           ------------     ------------     ------------     -----------

   The allowance for loss on impairment for the above assets is $500 at December 31, 1996. See Note C to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

   The aggregate cost of land, buildings, and furniture and fixtures for Federal income tax purposes for the tax year ended December 31, 1996 was $49,976.

NOTE B--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

                                                                              November 1
                                            Year ended       Year ended        through        Year ended
                                           December 31,     December 31,     December 31,     October 31,
                                               1996             1995             1994            1994
                                           ------------     ------------     ------------     -----------
Balance at beginning of period               $ 17,905         $ 16,177         $ 15,889         $14,253
Additions during period                         1,729            1,728              288           1,636
                                           ------------     ------------     ------------     -----------
Balance at end of period                     $ 19,634         $ 17,905         $ 16,177         $15,889
                                           ------------     ------------     ------------     -----------
                                           ------------     ------------     ------------     -----------

NOTE C--ENCUMBRANCES

   The note payable is secured by Deeds of Trust on each of the respective properties and by security interests in the respective property's leases and rents, and equipment and fixtures contained therein.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prudential-Bache/Equitec Real Estate
Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation, Managing General Partner
     By: /s/ Eugene D. Burak                      Date: March 27, 1997
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting Officer
By: Glenborough Corporation
    General Partner
     By: /s/ Andrew Batinovich                    Date: March 27, 1997
     ----------------------------------------
     Andrew Batinovich
     Chief Executive Officer and Chairman of
     the Board of Directors
By: Robert Batinovich
    General Partner
     By: /s/ Robert Batinovich                    Date: March 27, 1997
     ----------------------------------------
     Robert Batinovich
     General Partner

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation, Managing General Partner
    By: /s/ Thomas F. Lynch, III                 Date: March 27, 1997
    ----------------------------------------
    Thomas F. Lynch, III
    President, Chief Executive Officer,
    Chairman of the Board of Directors and
    Director
    By: /s/ Barbara J. Brooks                    Date: March 27, 1997
    ----------------------------------------
    Barbara J. Brooks
    Vice President-Finance and Chief
    Financial Officer
    By: /s/ Eugene D. Burak                      Date: March 27, 1997
    ----------------------------------------
    Eugene D. Burak
    Vice President
    By: /s/ Frank W. Giordano                    Date: March 27, 1997
    ----------------------------------------
    Frank W. Giordano
    Director
    By: /s/ Nathalie P. Maio                     Date: March 27, 1997
    ----------------------------------------
    Nathalie P. Maio
    Director
                                       18

By: Glenborough Corporation and Robert
Batinovich
    General Partners
    By: /s/ Robert Batinovich                    Date: March 27, 1997
    ----------------------------------------
    Robert Batinovich
    Individually
    By: /s/ Andrew Batinovich                    Date: March 27, 1997
    ----------------------------------------
    Andrew Batinovich
    Chief Executive Officer and Chairman of
    the Board of Directors
    By: /s/ June Gardner                         Date: March 27, 1997
    ----------------------------------------
    June Gardner
    Director
    By: /s/ Terri Garnick                        Date: March 27, 1997
    ----------------------------------------
    Terri Garnick
    Chief Financial Officer
                                       19