Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1997-05-14
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                          March 31,     December 31,
                                                                            1997            1996
----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
ASSETS
Investment in property:
Land                                                                      $ 10,842        $ 10,842
Buildings, improvements and equipment                                       40,764          40,545
Less: Accumulated depreciation                                             (20,119 )       (19,634)
      Allowance for loss on impairment of assets                              (500 )          (500)
                                                                          ---------     ------------
Net investment in property                                                  30,987          31,253
Cash and cash equivalents                                                      932             697
Prepaid expenses and other assets, net                                       1,288           1,396
                                                                          ---------     ------------
Total assets                                                              $ 33,207        $ 33,346
                                                                          ---------     ------------
                                                                          ---------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                             $ 26,650        $ 26,650
Due to affiliates                                                              693             705
Accounts payable and accrued liabilities                                       366             266
Security deposits and deferred revenue                                         330             335
Real estate taxes payable                                                       88              57
                                                                          ---------     ------------
Total liabilities                                                           28,127          28,013
                                                                          ---------     ------------
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                 5,337           5,587
General partners                                                              (257 )          (254)
                                                                          ---------     ------------
Total partners' capital                                                      5,080           5,333
                                                                          ---------     ------------
Total liabilities and partners' capital                                   $ 33,207        $ 33,346
                                                                          ---------     ------------
                                                                          ---------     ------------
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

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              For the three
                                                                              months ended
                                                                                March 31,
                                                                      -----------------------------
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
                                                                             (in thousands,
                                                                          except for depositary
                                                                              unit amounts)
REVENUES
Operating                                                                $1,601           $1,510
Recovery of expenses                                                         91              120
                                                                      ------------     ------------
                                                                          1,692            1,630
                                                                      ------------     ------------

EXPENSES
Property operating                                                          663              704
Interest                                                                    596              609
Depreciation and amortization                                               615              543
General and administrative                                                   71               74
                                                                      ------------     ------------
                                                                          1,945            1,930
                                                                      ------------     ------------
Net loss                                                                 $ (253)          $ (300)
                                                                      ------------     ------------
                                                                      ------------     ------------
ALLOCATION OF NET LOSS
Unitholders                                                              $ (250)          $ (297)
                                                                      ------------     ------------
                                                                      ------------     ------------
General partners                                                         $   (3)          $   (3)
                                                                      ------------     ------------
                                                                      ------------     ------------
Net loss per depositary unit                                             $(3.64)          $(4.32)
                                                                      ------------     ------------
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                                GENERAL
                                                                UNITHOLDERS     PARTNERS     TOTAL
---------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Partners' capital (deficit)--December 31, 1996                    $ 5,587        $ (254)     $5,333
Net loss                                                             (250)           (3)       (253)
                                                                -----------     --------     ------
Partners' capital (deficit)--March 31, 1997                       $ 5,337        $ (257)     $5,080
                                                                -----------     --------     ------
                                                                -----------     --------     ------
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

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              For the three
                                                                              months ended
                                                                                March 31,
                                                                      -----------------------------
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $ (253)          $ (300)
                                                                      ------------     ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                             615              543
  Lease concessions-effective rents                                          23              (95)
  Leasing commissions paid                                                  (37)             (26)
  Changes in:
     Prepaid expenses and other assets                                       (8)             156
     Due to affiliates                                                      (12)               2
     Accounts payable and accrued liabilities                               100              213
     Security deposits and deferred revenue                                  (5)               9
     Real estate taxes payable                                               31               34
                                                                      ------------     ------------
Total adjustments                                                           707              836
                                                                      ------------     ------------
Net cash provided by operating activities                                   454              536
CASH FLOWS FROM INVESTING ACTIVITIES
Building and tenant improvements                                           (219)            (138)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                                                  --              (41)
                                                                      ------------     ------------
Net increase in cash and cash equivalents                                   235              357
Cash and cash equivalents at beginning of period                            697              806
                                                                      ------------     ------------
Cash and cash equivalents at end of period                               $  932           $1,163
                                                                      ------------     ------------
                                                                      ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $  472           $  470
                                                                      ------------     ------------
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('PBP') and Glenborough Corporation and Robert Batinovich (together, 'Glenborough') (collectively, the 'General Partners'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the 'Partnership') as of March 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

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

                                                                            Three months
                                                                           ended March 31,
                                                                -------------------------------------
                                                                     1997                  1996
-----------------------------------------------------------------------------------------------------
                                                                           (in thousands)
PBP and affiliates:
  General and administrative                                         $ 24                  $ 28
                                                                   ------                ------
Glenborough and affiliates:
  Property management fee and expenses                                134                   160
  Leasing commissions                                                  28                    11
                                                                   ------                ------
                                                                      162                   171
                                                                   ------                ------
                                                                     $186                  $199
                                                                   ------                ------
                                                                   ------                ------

---------------

   PBP is not being paid on a current basis for general and administrative expenses other than printing costs. During the three months ended March 31, 1997, PBP was reimbursed $50,000 which was applied to prior years' general and administrative expenses due. At March 31, 1997 and December 31, 1996, the total liability outstanding to PBP was approximately $675,000 and $705,000, respectively. At March 31, 1997, the total liability outstanding to Glenborough was approximately $18,000.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated ('PSI'), an affiliate of PBP, owns 180 depositary units at March 31, 1997.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership generated cash from operations of $454,000 for the three months ended March 31, 1997. During the three months ended March 31, 1997, the Partnership incurred approximately $219,000 for building and tenant improvements, primarily at the Montrose Office Park, Poplar Towers and Park Plaza properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of approximately $932,000 at March 31, 1997. PBP is not being reimbursed for its general and administrative expenses (other than printing) on a current basis; however, a payment for past due amounts of $50,000 was made in the first quarter of 1997. At March 31, 1997, the total liability outstanding (including printing) was approximately $675,000. Cash on hand plus any cash generated from operations may not be sufficient to fund building and tenant improvements and to pay deferred general and administrative expenses.

   The General Partners continue to evaluate all of the properties' prospects for eventual sale. It is unlikely that investors will be returned a significant portion of their original investment upon the sale of the properties and ultimate dissolution of the Partnership.

Results of Operations

   The Partnership's net loss decreased by approximately $47,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 for the reasons discussed below.

   Property operating revenues increased by approximately $91,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 as increases in Montrose, Poplar Towers, Gateway, and Totem Valley more than offset the decrease at the Park Plaza property. The increase in operating revenues were primarily the result of increased occupancies at the properties.

   Recovery of expenses decreased by approximately $29,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to lower tenant recoveries at the Montrose property as a result of new tenant leases.

   Property operating expenses decreased by $41,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 due primarily to decreases in property taxes and general repairs and maintenance.

   Depreciation and amortization increased by approximately $72,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 due to increased building and tenant improvement additions.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings--None
Item 2.     Changes in Securities--None
Item 3.     Defaults Upon Senior Securities--None
Item 4.     Submission of Matters to a Vote of Security Holders--None
Item 5.     Other Information
            Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.
Item 6.     Exhibits and Reports on Form 8-K

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By:   Prudential-Bache Properties, Inc.
      A Delaware corporation, General Partner

      By: /s/ Eugene D. Burak           Date: May 14, 1997
      ----------------------------------
      Eugene D. Burak
      Vice President
      Chief Accounting Officer for the Registrant