Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1997-08-14
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number: 0-14271

     PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP, A California Limited
                                  Partnership
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                      94-2949474
--------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

One Seaport Plaza, New York, N.Y.               10292-0128
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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                          June 30,      December 31,
                                                                            1997            1996
----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
ASSETS
Investment in property:
Land                                                                      $ 10,842        $ 10,842
Buildings, improvements and equipment                                       40,881          40,545
Less: Accumulated depreciation                                             (20,613 )       (19,634)
      Allowance for loss on impairment of assets                              (500 )          (500)
                                                                          ---------     ------------
Net investment in property                                                  30,610          31,253
Cash and cash equivalents                                                    1,222             697
Prepaid expenses and other assets, net                                       1,126           1,396
                                                                          ---------     ------------
Total assets                                                              $ 32,958        $ 33,346
                                                                          ---------     ------------
                                                                          ---------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                             $ 26,650        $ 26,650
Due to affiliates                                                              683             705
Accounts payable and accrued liabilities                                       365             266
Security deposits and deferred revenue                                         348             335
Real estate taxes payable                                                       65              57
                                                                          ---------     ------------
Total liabilities                                                           28,111          28,013
                                                                          ---------     ------------
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                 5,106           5,587
General partners                                                              (259 )          (254)
                                                                          ---------     ------------
Total partners' capital                                                      4,847           5,333
                                                                          ---------     ------------
Total liabilities and partners' capital                                   $ 32,958        $ 33,346
                                                                          ---------     ------------
                                                                          ---------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          For the six months ended         For the three months ended
                                          June 30,         June 30,         June 30,         June 30,
                                            1997             1996             1997             1996
-------------------------------------------------------------------------------------------------------
                                              (in thousands, except for depositary unit amounts)
REVENUES
Operating                                  $3,223           $3,055           $1,622           $1,545
Recovery of expenses                          187              215               96               95
                                        ------------     ------------     ------------     ------------
                                            3,410            3,270            1,718            1,640
                                        ------------     ------------     ------------     ------------

EXPENSES
Property operating                          1,300            1,401              637              697
Interest                                    1,213            1,216              617              607
Depreciation and amortization               1,237            1,029              622              486
General and administrative                    146              143               75               69
                                        ------------     ------------     ------------     ------------
                                            3,896            3,789            1,951            1,859
                                        ------------     ------------     ------------     ------------
Net loss                                   $ (486)          $ (519)          $ (233)          $ (219)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
ALLOCATION OF NET LOSS
Unitholders                                $ (481)          $ (514)          $ (231)          $ (217)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
General partners                           $   (5)          $   (5)          $   (2)          $   (2)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
Net loss per depositary unit               $(6.99)          $(7.47)          $(3.35)          $(3.15)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
-------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS     TOTAL
---------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Partners' capital (deficit)--December 31, 1996                   $5,587          $ (254)     $5,333
Net loss                                                           (481)             (5)       (486)
                                                             --------------     --------     ------
Partners' capital (deficit)--June 30, 1997                       $5,106          $ (259)     $4,847
                                                             --------------     --------     ------
                                                             --------------     --------     ------
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

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the six      For the six
                                                                      months ended     months ended
                                                                        June 30,         June 30,
                                                                          1997             1996
---------------------------------------------------------------------------------------------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $ (486)          $ (519)
                                                                      ------------     ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                           1,237            1,029
  Lease concessions-effective rents                                          38               42
  Leasing commissions paid                                                 (133)             (96)
  Changes in:
     Prepaid expenses and other assets, net                                 107               (4)
     Due to affiliates                                                      (22)               3
     Accounts payable and accrued liabilities                                99               81
     Security deposits and deferred revenue                                  13               48
     Real estate taxes payable                                                8               17
                                                                      ------------     ------------
Total adjustments                                                         1,347            1,120
                                                                      ------------     ------------
Net cash provided by operating activities                                   861              601
CASH FLOWS FROM INVESTING ACTIVITIES
Building improvements                                                      (336)            (212)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                                                  --             (103)
                                                                      ------------     ------------
Net increase in cash and cash equivalents                                   525              286
Cash and cash equivalents at beginning of period                            697              806
                                                                      ------------     ------------
Cash and cash equivalents at end of period                               $1,222           $1,092
                                                                      ------------     ------------
                                                                      ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $1,091           $1,078
                                                                      ------------     ------------
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('PBP') and Glenborough Corporation and Robert Batinovich (together, 'Glenborough') (collectively, the 'General Partners'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the 'Partnership') as of June 30, 1997, and the results of its operations for the six and three months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

                                                                     Six months          Six months
                                                                        ended               ended
                                                                    June 30, 1997       June 30, 1996
-----------------------------------------------------------------------------------------------------
                                                                             (in thousands)
PBP and affiliates:
  General and administrative                                            $  48               $  53
                                                                       ------              ------
Glenborough and affiliates:
  Property management fee and expenses                                    322                 292
  Leasing commissions                                                      31                  63
                                                                       ------              ------
                                                                          353                 355
                                                                       ------              ------
                                                                        $ 401               $ 408
                                                                       ------              ------
                                                                       ------              ------

                                                                    Three months        Three months
                                                                        ended               ended
                                                                    June 30, 1997       June 30, 1996
-----------------------------------------------------------------------------------------------------
                                                                             (in thousands)
PBP and affiliates:
  General and administrative                                            $  24               $  25
                                                                       ------              ------
Glenborough and affiliates:
  Property management fee and expenses                                    188                 132
  Leasing commissions                                                       3                  52
                                                                       ------              ------
                                                                          191                 184
                                                                       ------              ------
                                                                        $ 215               $ 209
                                                                       ------              ------
                                                                       ------              ------

   PBP is not being paid on a current basis for general and administrative expenses other than printing costs. During the six and three months ended June 30, 1997, PBP was reimbursed approximately $100,000 and $50,000, respectively, which was applied to prior years' general and administrative expenses due. At June 30, 1997 and December 31, 1996, the total liability outstanding to PBP was approximately $644,000 and $705,000, respectively. At June 30, 1997, the total liability outstanding to Glenborough was approximately $39,000.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated ('PSI'), an affiliate of PBP, owns 180 depositary units at June 30, 1997.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership generated cash from operations of $861,000 for the six months ended June 30, 1997. During the six months ended June 30, 1997, the Partnership disbursed approximately $336,000 for building and tenant improvements, primarily related to the Montrose, Poplar Towers and Totem Valley properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of approximately $1,222,000 at June 30, 1997. PBP is not being reimbursed for its general and administrative expenses (other than printing) on a current basis; however, a payment for past due amounts of $50,000 was made in the second quarter of 1997. At June 30, 1997, the total liability outstanding (including printing) was approximately $644,000. Cash on hand plus any cash generated from operations may not be sufficient to fund building and tenant improvements and to pay deferred general and administrative expenses.

   The General Partners of the Partnership believe that now is the appropriate time to sell the Partnership's properties given current market conditions, increased availability of investor capital, increased purchasing activity and a favorable interest rate environment, among other reasons.

   The General Partners are preparing a proxy statement to be filed with the Securities and Exchange Commission that will be sent to limited partners requesting their consent to sell the Partnership's properties by an auction process and to liquidate the Partnership, among other matters.

Results of Operations

   The Partnership's net loss decreased by approximately $33,000 and increased by approximately $14,000 for the six and three months ended June 30, 1997 as compared to the corresponding period in 1996 for the reasons discussed below.

   Property operating revenues increased by approximately $168,000 and $77,000 for the six and three months ended June 30, 1997 as compared to the corresponding period in 1996 as increases in Montrose, Poplar Towers, Gateway and Totem Valley more than offset the decrease at the Park Plaza property. The increase in operating revenues was primarily the result of increased occupancies at the properties

   Recovery of expenses decreased by approximately $28,000 for the six months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to lower tenant recoveries at the Montrose property as a result of new tenant leases.

   Property operating expenses decreased by $101,000 and $60,000 for the six and three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to decreases in property taxes and general repairs and maintenance.

   Depreciation and amortization increased by approximately $208,000 and $136,000 for the six and three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to the amortization of loan fees relating to the December 1996 mortgage refinancing.

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

By: /s/ Eugene D. Burak             Date:  August 14, 1997
-------------------------------
Eugene D. Burak
Vice President
Chief Accounting Officer for the Registrant