Form 10-Q/A
period 1997-06-30
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1997-08-15
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            FORM 10-Q/A Amendment #1
(Mark One)

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

This Exhibit is being filed as amendment #1 to Form 10-Q due to a change to paragraph 4 of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the proposed sale of the properties.

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

   The General Partners are preparing a proxy statement to be filed with the Securities and Exchange Commission that will be sent to limited partners requesting, among other things, their consent to sell the Partnership's properties to Glenborough Realty Trust Incorporated, an affiliated entity of the Glenborough General Partner, at a price equal to the appraised value of the Partnership's properties. Such sale will be subject to certain conditions as will be more fully discussed in such proxy statement.

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