Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1997-11-14
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1997              1996
----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
Investment in property:
Land                                                                    $  10,842         $ 10,842
Buildings, improvements and equipment                                      41,137           40,545
Less: Accumulated depreciation                                            (21,115)         (19,634)
      Allowance for loss on impairment of assets                             (500)            (500)
                                                                      -------------     ------------
Net investment in property                                                 30,364           31,253
Cash and cash equivalents                                                   1,154              697
Prepaid expenses and other assets, net                                      1,341            1,396
                                                                      -------------     ------------
Total assets                                                            $  32,859         $ 33,346
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                           $  26,650         $ 26,650
Due to affiliates                                                             690              705
Accounts payable and accrued liabilities                                      308              266
Security deposits and deferred revenue                                        357              335
Real estate taxes payable                                                      95               57
                                                                      -------------     ------------
Total liabilities                                                          28,100           28,013
                                                                      -------------     ------------
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                5,019            5,587
General partners                                                             (260)            (254)
                                                                      -------------     ------------
Total partners' capital                                                     4,759            5,333
                                                                      -------------     ------------
Total liabilities and partners' capital                                 $  32,859         $ 33,346
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these consolidated statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          For the nine months ended          For the three months ended
                                       September 30,     September 30,     September 30,     September 30,
                                           1997              1996              1997              1996
----------------------------------------------------------------------------------------------------------
                                               (in thousands, except for depositary unit amounts)
REVENUES
Operating                                 $ 4,964           $ 4,517           $ 1,741           $ 1,462
Recovery of expenses                          277               307                90                92
Gain on disposition of investment              82                --                82                --
                                       -------------     -------------     -------------     -------------
                                            5,323             4,824             1,913             1,554
                                       -------------     -------------     -------------     -------------

EXPENSES
Property operating                          1,974             2,081               674               680
Interest                                    1,838             1,817               625               601
Depreciation and amortization               1,871             1,507               634               478
General and administrative                    214               208                68                65
                                       -------------     -------------     -------------     -------------
                                            5,897             5,613             2,001             1,824
                                       -------------     -------------     -------------     -------------
Net loss                                  $  (574)          $  (789)          $   (88)          $  (270)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
ALLOCATION OF NET LOSS
Unitholders                               $  (568)          $  (781)          $   (87)          $  (267)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
General partners                          $    (6)          $    (8)          $    (1)          $    (3)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
Net loss per depositary unit              $ (8.26)          $(11.35)          $ (1.27)          $ (3.88)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
----------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS     TOTAL
---------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Partners' capital (deficit)--December 31, 1996                   $5,587          $ (254)     $5,333
Net loss                                                           (568)             (6)       (574)
                                                             --------------     --------     ------
Partners' capital (deficit)--September 30, 1997                  $5,019          $ (260)     $4,759
                                                             --------------     --------     ------
                                                             --------------     --------     ------
---------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these consolidated statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the nine      For the nine
                                                                      months ended      months ended
                                                                      September 30,     September 30,
                                                                          1997              1996
-----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $  (574)          $  (789)
                                                                      -------------     -------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                            1,871             1,507
  Lease concessions-effective rents                                            3                50
  Leasing commissions paid                                                  (286)             (148)
  Gain on disposition of investment                                          (82)               --
  Changes in:
     Prepaid expenses and other assets, net                                  (48)               34
     Due to affiliates                                                       (15)               15
     Accounts payable and accrued liabilities                                 42                91
     Security deposits and deferred revenue                                   22                48
     Real estate taxes payable                                                38                 6
                                                                      -------------     -------------
Total adjustments                                                          1,545             1,603
                                                                      -------------     -------------
Net cash provided by operating activities                                    971               814
CASH FLOWS FROM INVESTING ACTIVITIES
Building improvements                                                       (592)             (392)
Proceeds from disposition of investment                                      140                --
                                                                      -------------     -------------
Net cash used in investing activities                                       (452)             (392)
                                                                      -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes                                                   --              (168)
Loan fees paid                                                               (62)               --
                                                                      -------------     -------------
Net cash used in financing activities                                        (62)             (168)
                                                                      -------------     -------------
Net increase in cash and cash equivalents                                    457               254
Cash and cash equivalents at beginning of period                             697               806
                                                                      -------------     -------------
Cash and cash equivalents at end of period                               $ 1,154           $ 1,060
                                                                      -------------     -------------
                                                                      -------------     -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $ 1,716           $ 1,678
                                                                      -------------     -------------
                                                                      -------------     -------------
-----------------------------------------------------------------------------------------------------
            The accompanying notes are an integral part of these consolidated statements

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('PBP') and Glenborough Corporation and Robert Batinovich (together, 'Glenborough') (collectively, the 'General Partners'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the 'Partnership') as of September 30, 1997, the results of its operations for the nine and three months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

                                                             Nine months              Nine months
                                                                ended                    ended
                                                          September 30, 1997       September 30, 1996
-----------------------------------------------------------------------------------------------------
                                                                        (in thousands)
PBP and affiliates:
  General and administrative                                     $ 72                     $ 70
                                                               ------                   ------
Glenborough and affiliates:
  Property management fee and expenses                            502                      443
  Leasing commissions                                              96                      103
                                                               ------                   ------
                                                                  598                      546
                                                               ------                   ------
                                                                 $670                     $616
                                                               ------                   ------
                                                               ------                   ------

                                                             Three months             Three months
                                                                ended                    ended
                                                          September 30, 1997       September 30, 1996
-----------------------------------------------------------------------------------------------------
                                                                        (in thousands)
PBP and affiliates:
  General and administrative                                     $ 24                     $ 17
                                                               ------                   ------
Glenborough and affiliates:
  Property management fee and expenses                            180                      151
  Leasing commissions                                              65                       40
                                                               ------                   ------
                                                                  245                      191
                                                               ------                   ------
                                                                 $269                     $208
                                                               ------                   ------
                                                               ------                   ------

   PBP is not being paid on a current basis for general and administrative expenses other than printing costs. During the nine months ended September 30, 1997, PBP was reimbursed $100,000 which was applied to prior years' general and administrative expenses due. At September 30, 1997 and December 31, 1996, the total liability outstanding to PBP was $667,000 and $705,000, respectively. At September 30, 1997, the total liability outstanding to Glenborough was $23,000.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 depositary units at September 30, 1997.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership generated cash from operations of $971,000 for the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Partnership disbursed $592,000 for building and tenant improvements, primarily related to the Montrose, Poplar Towers and Totem Valley properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of $1,154,000 at September 30, 1997. PBP is not being reimbursed for its general and administrative expenses (other than printing) on a current basis; however, payments for past due amounts of $100,000 were made in the nine months ended September 30, 1997. At September 30, 1997, the total liability outstanding (including printing) was $667,000. Cash on hand plus any cash generated from operations may not be sufficient to fund building and tenant improvements and to pay deferred general and administrative expenses.

   The General Partners of the Partnership believe that now is the appropriate time to sell the Partnership's properties given current market conditions, increased availability of investor capital, increased purchasing activity and a favorable interest rate environment, among other reasons.

   The General Partners filed a revised preliminary proxy statement in October 1997 with the Securities and Exchange Commission that will be sent to limited partners requesting, among other things, their consent to sell the Partnership's properties to Glenborough Realty Trust Incorporated, an affiliated entity of the Glenborough General Partner, at a price equal to the appraised value of the Partnership's properties. Such sale will be subject to certain conditions which are more fully discussed in the proxy statement. It is anticipated that the proxy statement will be mailed to the limited partners in November 1997.

Results of Operations

   The Partnership's net loss decreased $215,000 and $182,000, respectively, for the nine and three months ended September 30, 1997 as compared to 1996 for the reasons discussed below.

   Property operating revenues increased $447,000 and $279,000, respectively, for the nine and three months ended September 30, 1997 as compared to 1996 primarily due to increases at Montrose, Gateway and Totem Valley as a result of increased occupancies at the properties.

   Recovery of expenses decreased $30,000 for the nine months ended September 30, 1997 as compared to 1996 primarily due to lower tenant recoveries at the Montrose property as a result of new tenant leases.

   The Partnership recorded a gain of $82,000 from the disposition of an investment in a captive insurance company for the nine and three months ended September 30, 1997.

   Property operating expenses decreased $107,000 for the nine months ended September 30, 1997 as compared to 1996. The variance was mainly due to a reversal of $68,000 relating to a prior period accrued expense; a $24,000 decrease at Montrose due to lower tenant work orders and real estate taxes; and a $21,000 decrease at Park Plaza due to lower management salaries and utilities expense.

   Depreciation and amortization increased $364,000 and $156,000, respectively, for the nine and three months ended September 30, 1997 as compared to 1996 primarily due to the amortization of loan fees relating to the December 1996 mortgage refinancing.

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By:    Prudential-Bache Properties, Inc.
       A Delaware corporation, General Partner

       By: /s/ Eugene D. Burak               Date: November 14, 1997
          -------------------------------
          Eugene D. Burak
          Vice President
          Chief Accounting Officer for the Registrant