Form 10-K
period 1997-12-31
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1998-03-30
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended  December 31, 1997

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

Registrant's telephone number, including area code (212) 214-3500

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

   Registrant's Annual Report to Unitholders for the year ended December 31, 1997 is incorporated by reference into Parts II and IV of this Annual Report on Form 10-K

   Amended and Restated Limited Partnership Agreement of Registrant, dated February 11, 1985, included as part of the Registration Statement filed with the Securities and Exchange Commission on February 14, 1985 pursuant to Rule 424(b) of the Securities Act of 1934 (the 'Prospectus') is incorporated by reference into Part IV of this Annual Report on Form 10-K

                          Index to exhibits can be found on pages 10 through 12.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................  3
Item  2    Properties.......................................................................  4
Item  3    Legal Proceedings................................................................  5
Item  4    Submission of Matters to a Vote of Unitholders...................................  5

PART II
Item  5    Market for Registrant's Units and Related Unitholder Matters.....................  5
Item  6    Selected Financial Data..........................................................  6
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................  6
Item  8    Financial Statements and Supplementary Data......................................  6
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................  6
PART III
Item 10    Directors and Executive Officers of the Registrant...............................  6
Item 11    Executive Compensation...........................................................  9
Item 12    Security Ownership of Certain Beneficial Owners and Management...................  9
Item 13    Certain Relationships and Related Transactions...................................  9

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Consolidated Financial Statements and Consolidated Financial Statement
             Schedules......................................................................  10
           Exhibits.........................................................................  10
           Reports on Form 8-K..............................................................  12

SIGNATURES..................................................................................  17

                                     PART I

Item 1. Business

General

   Prudential-Bache/Equitec Real Estate Partnership, a California Limited Partnership (the 'Registrant'), was formed in June 1984 and will terminate on December 31, 2009 unless terminated sooner under the provisions of the Amended and Restated Limited Partnership Agreement (the 'Partnership Agreement'). The Registrant was formed to invest in income-producing real estate with proceeds raised from the initial sale of 68,795 depositary units ('Units'). The Registrant's fiscal year for financial reporting and income tax purposes ends on December 31.

   The Registrant is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. For information regarding the Registrant's properties (collectively, the 'Properties' or individually, a 'Property'), see Item 2 Properties. For information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrant's Annual Report to Unitholders for the year ended December 31, 1997 ('Registrant's Annual Report') which is filed as an exhibit hereto.

   The Registrant has entered into a Purchase Agreement (the 'Purchase Agreement') with Glenborough Realty Trust Incorporated and a subsidiary partnership, Glenborough Properties, L.P., (together, the 'Purchaser'), which are affiliates of two of the Registrant's general partners, Glenborough Corporation and Robert Batinovich. Pursuant to the Purchase Agreement, the Registrant intends to sell to the Purchaser (the 'Sale') all of the Properties of the Registrant for cash. The Purchase Agreement provides for a purchase price equal to $43,520,000. This price will be reduced by certain credits to the Purchaser, which, in addition to any credits for secured obligations which are assumed by the Purchaser, could approximate $737,000 as of February 28, 1998, if certain items of deferred maintenance at the Properties are not completed prior to the closing of the Sale. As a result of unforeseen delays in processing the Consent Solicitation
Statement with the Securities and Exchange Commission, the Registrant determined that updates of the appraisals of the Properties should be obtained and so notified the Purchaser. New appraisals are presently being prepared for the Registrant's Properties. It is anticipated that further negotiations with the Purchaser will take place to determine the amount to be paid for the Registrant's Properties.

   For the years ended December 31, 1997, December 31, 1996 and December 31, 1995, respectively, the following Properties' rental revenues exceeded 15% of the Registrant's total operating revenue:

                                      1997      1996      1995
                                      ----      ----      ----
Montrose Office Park                   44%       40%       43%
Poplar Towers                          17%       19%       --

   Technical Resources, Inc., a tenant in the Montrose Office Park property, on an annualized basis, would have accounted for approximately 10% of the Registrant's total operating revenue for the year ended December 31, 1995 and did account for approximately 10% of the Registrant's total operating revenue for the years ended December 31, 1996 and December 31, 1997.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. ('PBP'), and Glenborough Corporation and Robert Batinovich (together, 'Glenborough') (collectively, the 'General Partners').

   Glenborough replaced Equitec Financial Group, Inc. ('EFG') as co-General Partner of the Partnership on May 4, 1994 when EFG transferred its general partner interest to Glenborough and withdrew and retired as general partner. This substitution occurred as a result of the consent of a majority of interests of the limited partners approving the transaction which was detailed in a proxy statement dated December 1, 1993. PBP continues as co-General Partner. Glenborough Corporation continues to receive fees and expense reimbursements in the same amount that was provided in the property management agreement. See Note E to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

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

   Many of the factors affecting the ability of the Registrant to compete and, therefore, affecting its revenues and expenses, are beyond the Registrant's control, such as oversupply of similar rental facilities as a result of overbuilding, increases in unemployment, population shifts, levels of corporate activity, reduced availability of permanent mortgage funds, changes in zoning laws or changes in tenants' needs. Expenses such as local real estate taxes and utilities are subject to change and, while the provisions of certain existing leases may mitigate the impact of any increases in such expenses, such changes may not be fully reflected in rental rate increases upon lease renewal or in connection with the execution of new leases if market conditions are not favorable. Alternatively, the lack of new construction, reduced unemployment and stable or reduced tax and utility expenses, all beyond the control of the Registrant, may have a favorable impact upon the operations of the Properties. The marketability of the Properties may also be affected (both positively and negatively) by these factors as well as by changes in general or local economic conditions including prevailing interest rates. Depending on market and economic conditions, the Registrant may be required to retain ownership of its Properties for periods longer than anticipated at acquisition or may need to sell or refinance a Property during periods or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

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

Item 2. Properties

   As of December 31, 1997, the Registrant owns the following properties:

                                                                                                 Effective
                                                                                               Average Annual
                                         Occupancy Rate at                                      Rental Rate
                                            December 31,          Land        Net Rentable       Per Square
Location and Type                               1997           (in acres)    Square Footage         Foot
--------------------------------------   ------------------    ----------    --------------    --------------
Poplar Tower
  Memphis, TN
  Office building                                 88%              3.95          100,901           $11.52
Montrose Office Park
  Rockville, MD
  Office building complex                        100%             18.42          186,680           $15.91
Totem Valley Business Center
  Kirkland, WA
  Industrial park                                 99%             10.40          121,645           $ 6.46

                                                                                                 Effective
                                                                                               Average Annual
                                         Occupancy Rate at                                      Rental Rate
                                            December 31,          Land        Net Rentable       Per Square
Location and Type                               1997           (in acres)    Square Footage         Foot
--------------------------------------   ------------------    ----------    --------------    --------------
Gateway Plaza
  Sacramento, CA
  Office building                                 92%               .87           50,558           $17.42
Park Plaza
  Sacramento, CA
  Office building                                 91%              1.37           70,113           $12.62
                                                               ----------    --------------
                                                                  35.01          529,897
                                                               ----------    --------------
                                                               ----------    --------------

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

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for Registrant's Units and Related Unitholder Matters

   As of March 5, 1998, there were 5,016 holders of record owning 68,795 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section IV of the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement; however, the Registrant has paid no distributions from operations or otherwise since 1988. The amount, if any, to be distributed by the Registrant from cash generated by operations in future quarters will be based on the extent to which cash flow generated by the Properties, after tenant and capital improvement costs, is sufficient to support such distributions. No distributions from operations are anticipated in the foreseeable future. However, the Registrant has entered into a Purchase Agreement to sell all of its Properties for cash. If the Purchase Agreement is consummated, distributions of the net proceeds and the remaining assets will be made to Unitholders. Furthermore, it is unlikely that investors will be returned a significant portion of their original investment upon the Sale of the Registrant's Properties and ultimate dissolution of the Registrant.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the consolidated financial statements of the Registrant and the notes thereto on pages 2 through 9 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                            Year ended                  November 1         Year ended
                                           December 31,                  through           October 31,
                               -------------------------------------   December 31,   ---------------------
                                   1997        1996         1995         1994(1)       1994        1993
-----------------------------------------------------------------------------------------------------------
                                                  (in thousands except per unit amounts)
Total revenue................    $  7,171     $ 6,414     $  6,541       $  1,125     $ 6,544     $ 6,841
                               ------------   -------   ------------   ------------   -------   -----------
                               ------------   -------   ------------   ------------   -------   -----------
Provision for loss on
  impairment of
  assets.....................    $     --     $    --     $     --       $     --     $    --     $  (250)
                               ------------   -------   ------------   ------------   -------   -----------
                               ------------   -------   ------------   ------------   -------   -----------
Gain on disposition of
  investments................    $     82     $    33     $     --       $     --     $    --     $   338
                               ------------   -------   ------------   ------------   -------   -----------
                               ------------   -------   ------------   ------------   -------   -----------
Net loss.....................    $ (1,144)    $(1,138)    $ (1,032)      $   (122)    $  (794)    $(1,898)
                               ------------   -------   ------------   ------------   -------   -----------
                               ------------   -------   ------------   ------------   -------   -----------
Net loss per Unit............    $ (16.47)    $(16.38)    $ (14.86)      $  (1.76)    $(11.43)    $(27.31)
                               ------------   -------   ------------   ------------   -------   -----------
                               ------------   -------   ------------   ------------   -------   -----------
Total assets.................    $ 32,621     $33,346     $ 34,388       $ 35,737     $36,110     $37,402
                               ------------   -------   ------------   ------------   -------   -----------
                               ------------   -------   ------------   ------------   -------   -----------
Notes payable................    $ 26,650     $26,650     $ 26,621       $ 26,862     $26,917     $27,328
                               ------------   -------   ------------   ------------   -------   -----------
                               ------------   -------   ------------   ------------   -------   -----------
Total cash distributions.....    $     --     $    --     $     --       $     --     $    --     $    --
                               ------------   -------   ------------   ------------   -------   -----------
                               ------------   -------   ------------   ------------   -------   -----------

(1) In November 1994, the General Partners approved a change in the Registrant's fiscal year for financial reporting purposes from October 31 to December 31.

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

Prudential-Bache Properties, Inc.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

            Name                                      Position
Brian J. Martin                 President, Chief Executive Officer,
                                  Chairman of the Board of Directors
                                  and Director
Barbara J. Brooks               Vice President--Finance and Chief
                                  Financial Officer
Eugene D. Burak                 Vice President and Chief Accounting Officer
Chester A. Piskorowski          Senior Vice President
Frank W. Giordano               Director
Nathalie P. Maio                Director

BRIAN J. MARTIN, age 47, is the President, Chief Executive Officer, Chairman of the Board of Directors, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. Mr. Martin also serves in various capacities for other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 49, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 52, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

CHESTER A. PISKOROWSKI, age 54, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 55, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 47, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises nonlitigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in numerous capacities for other affiliated companies.

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

Glenborough and Robert Batinovich

   Robert Batinovich, age 61, was the President, Chief Executive Officer and Chairman of Glenborough Corporation from its inception in 1978 until his resignation effective January 10, 1996. On August 31, 1994, Mr. Batinovich was elected Chairman, President and Chief Executive Officer of Glenborough Realty Trust Incorporated ('GLB'), a Real Estate Investment Trust, which began trading on the New York Stock Exchange on January 31, 1996. He was a member of the Public Utilities Commission from 1975 to January

1979 and served as its President from January 1977 to January 1979. He is a member of the Board of Directors of Farr Company, a publicly held company that manufactures industrial filters. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

   The directors and executive officers of Glenborough Corporation and their positions with regard to managing the Registrant are as follows:

            Name                Position
Andrew Batinovich               Chief Executive Officer and Chairman
                                  of the Board
Robert E. Bailey                Secretary and Corporate Counsel
Sandra L. Boyle                 President and Chief Operating Officer
Terri Garnick                   Chief Financial Officer
Kathleen Williams               Vice President
June Gardner                    Director
Laurence N. Walker              Director

ANDREW BATINOVICH, age 39, was elected Chairman of the Board and Chief Executive Officer of Glenborough Corporation on January 10, 1996. He has been employed by Glenborough Corporation since 1983, and had functioned since 1987 as Chief Operating Officer and Chief Financial Officer. Mr. Batinovich also serves as President, Chief Operating Officer, and Director of GLB. He holds a California real estate broker's license and is a Member of the National Advisory Council of BOMA International. He received his B.A. in International Finance from the American University in Paris. Prior to joining Glenborough Corporation, Mr. Batinovich was a lending officer with the International Banking Group and the Corporate Real Estate Division of Security Pacific National Bank. He is the son of Robert Batinovich.

ROBERT E. BAILEY, age 36, joined Glenborough Corporation in 1989 as Associate Counsel and was elected Secretary of Glenborough Corporation on May 15, 1995. He is responsible for all landlord/tenant documentation, tenant litigation, corporate and partnership matters and employment matters. In 1984, he received his Bachelor of Arts degree from the University of California at Santa Barbara and his Juris Doctor degree from Vermont Law School in 1987. From 1987 to 1989, Mr. Bailey was an associate with the law firm of Pedder, Stover, Hesseltine & Walker, where he specialized in business litigation. He is a member of the State Bar of California.

SANDRA L. BOYLE, age 49, has been associated with Glenborough Corporation or its associated entities since 1984 and has served as President and Chief Operating Officer of Glenborough Corporation since January 10, 1996. She was originally responsible for residential marketing, and her responsibilities were gradually expanded to include residential leasing and management in 1985, and commercial leasing and management in 1987. She was elected Vice President in 1989, and continues to supervise marketing, leasing, property management operations and regional offices. Ms. Boyle also serves as an Executive Vice President of GLB. Ms. Boyle holds a California real estate broker's license and a CPM designation, and is a member of the National Advisory Council and Finance Committee of BOMA International; and is on the Board of Directors of BOMA San Francisco and BOMA California.

TERRI GARNICK, age 37, has served as Chief Financial Officer of Glenborough Corporation since January 10, 1996. She is also Senior Vice President, Chief Accounting Officer and Treasurer of GLB. Ms. Garnick is responsible for property management accounting, financial statements, audits, Securities and Exchange Commission reporting, and tax returns. Prior to joining Glenborough Corporation in 1989, Ms. Garnick was a controller at August Financial Corporation from 1986 to 1989 and was a Senior Accountant at Deloitte, Haskins and Sells from 1983 to 1986. She is a Certified Public Accountant and has a Bachelor of Science degree from San Diego State University.

KATHLEEN WILLIAMS, age 49, has been Vice President, Multifamily Housing since July 1996. She is responsible for management of the Company's multifamily units. Ms. Williams has seventeen years experience in property management and previously served eight years as Northern California Regional Manager for Maxim Property Management in Redwood City, California; and for five years as Asset and Property Manager for Trammell Crow Company in Dallas, Texas. She has a B.A. in Foreign Language/Communications from North Texas State University.

JUNE GARDNER, age 46, was elected a director of Glenborough Corporation on January 10, 1996. She was associated with Glenborough Corporation from 1984 through 1995, as Senior Vice President and Corporate Controller with responsibilities in the areas of corporate financial planning, reporting, accounting and banking relationships. Before joining Glenborough Corporation, Ms. Gardner was Assistant Vice President of JMB Realty Corporation from 1977 to 1984, with responsibilities in the areas of financial management and reporting.

LAURENCE N. WALKER, age 65, was elected a director of Glenborough Inland Realty Corporation (merged into Glenborough Corporation on June 30, 1997) on January 10, 1996. He has been a member of the California State Bar since 1963, and is an attorney specializing in in real estate law. Mr. Walker has been a director of Glenborough Corporation related entities since 1985.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Glenborough Corporation's common stock is owned by Sandra L. Boyle, June Gardner, Frank Austin and Laurence N. Walker and all of the preferred stock is owned by Glenborough Realty Trust Incorporated.

   As of March 5, 1998, no director or executive officer of PBP owns directly or beneficially any interest in the voting securities of PBP.

   As of March 5, 1998, no director or executive officer of any of the General Partners owns directly or beneficially any of the Units issued by the Registrant.

   As of March 5, 1998, no beneficial owner who is neither a director nor executive officer of either of the General Partners beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

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

           Independent Auditors' Report                                                       2

           Consolidated Financial Statements:

           Consolidated Statements of Financial Condition--December 31, 1997 and
           December 31, 1996                                                                  3

           Consolidated Statements of Operations--Years ended December 31, 1997, 1996
           and 1995                                                                           4

           Consolidated Statements of Changes in Partners' Capital--Years ended
           December 31, 1997, 1996 and 1995                                                   4

           Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996
           and 1995                                                                           5

           Notes to Consolidated Financial Statements                                         6

        2. Consolidated Financial Statement Schedules and Independent Auditors' Report
           on Schedules

           Independent Auditors' Report on Schedules

           Schedules:

           II--Valuation and Qualifying Accounts and Reserves--Year ended December 31,
           1997, 1996 and 1995

           III--Consolidated Real Estate and Accumulated Depreciation--At December 31,
           1997

           All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and notes thereto.

        3. Exhibits

           Description:

         2 Consent Solicitation Statement dated January 23, 1998 (incorporated by reference to Amendment No. 3 to Preliminary Proxy Statement on Schedule 14A
           and Amendment No. 3 to Preliminary Proxy Statement on Schedule 13E-3 both filed with the Securities and Exchange Commission on January 23, 1998.

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

     10(a) Note Modification Agreement between Montrose Office Park Joint Venture (a joint venture which is indirectly wholly owned by the Registrant) and The
           Variable Annuity Life Insurance Company (incorporated by reference to the
           Registrant's 1991 Annual Report filed on Form 10-K)

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

     10(e) Loan Agreement by and among Registrant and Montrose Office Park Joint
           Venture (a joint venture which is indirectly wholly owned by the Registrant), and Wells Fargo Bank, National Association, executed as of
           December 13, 1996. (1)

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

     10(i) Amended and Restated Deed of Trust, With Absolute Assignment of Leases and
           Rents, Security Agreement, Assignment of Equipment Leases, Assignment of
           Permits and Fixture Filing dated December 13, 1996 by and among Montrose
           Office Park Joint Venture, Chicago Title Insurance Company, a Missouri
           corporation and Wells Fargo Bank, National Association relating to the property known as Montrose Office Park, 3200-3206 Tower Oaks Boulevard,
           Rockville, Montgomery County, Maryland. (1)

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

     10(k) Purchase Agreement, dated as of Effective Date, by and among Registrant and
           Glenborough Realty Trust Incorporated and Glenborough Properties, L.P.(2)

     10(l) Amendment to Purchase Agreement dated December 19, 1997 by and among
           Registrant and Glenborough Realty Trust Incorporated and Glenborough
           Properties, L.P.(2)

        13 Registrant's Annual Report to Unitholders for the year ended December 31,
           1997 (with the exception of the information and data incorporated by reference in Items 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's Annual Report is to be deemed filed as part of this report)

        27 Financial Data Schedule (filed herewith)

(b)        Reports on Form 8-K--None

---------------

(1) Incorporated by reference to applicable exhibit included in Registrant's Current Report on Form 8-K dated December 20, 1996

(2) Incorporated by reference to Amendment No. 3 to Preliminary Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on January 23, 1998.

Deloitte & Touche LLP (LOGO)
50 Fremont Street
San Francisco, California 94105-2230
Telephone: (415) 247-4000
Facsimile: (415) 247-4329

INDEPENDENT AUDITORS' REPORT

Prudential-Bache/Equitec Real Estate Partnership
  (a California limited partnership)

We have audited the consolidated financial statements of Prudential-Bache/Equitec Real Estate Partnership (a California limited partnership) as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated February 27, 1998; such financial statements and report are included in your 1997 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Prudential-Bache/Equitec Real Estate Partnership, listed in Item 14. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
February 27, 1998

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------

Allowance for Loss on Impairment of Assets

                                                                      Deduc-
                                                                  tions-Amounts        Balance at
 Year ended         Balance at          Additions-Amounts       written-off during       end of
December 31,     beginning of year     reserved during year            year               year
------------     -----------------     --------------------     ------------------     ----------

    1997            $   500,000             $       --              $       --         $  500,000

    1996                500,000                     --                      --            500,000

    1995                500,000                     --                      --            500,000

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      SCHEDULE III--CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                                 (in thousands)

                                                Initial cost to
                                                  Registrant
                                           -------------------------
                                                         Buildings                             Gross amount at which carried
                                                            and            Net costs                 at close of period
                                                         improve-         capitalized      --------------------------------------
                                                          ments,          (disposed)                    Buildings,
                          Encumbrances                   furniture       subsequent to                  furniture
     Description              (C)           Land       and fixtures       acquisition       Land       and fixtures     Total (A)
----------------------    ------------     -------     -------------     -------------     -------     ------------     ---------

Poplar Tower
  Memphis, TN
  Office building           $     --       $ 1,678        $ 4,928           $ 1,618        $ 1,678       $  6,546        $  8,224

Montrose Office Park
  Rockville, MD
  Office building
  complex                         --         5,918         15,766             3,024          5,918         18,790          24,708

Totem Valley
Business Center
  Kirkland, WA
  Industrial park                 --         2,666          5,265              (442)         2,083          5,406           7,489

Gateway and Park
Plaza
  Sacramento, CA
  Office buildings                --         1,163          9,075             1,785          1,163         10,860          12,023

Note Payable                  26,650
                          ------------     -------     -------------     -------------     -------     ------------     ---------

Totals                      $ 26,650       $11,425        $35,034           $ 5,985        $10,842       $ 41,602        $ 52,444
                          ------------     -------     -------------     -------------     -------     ------------     ---------
                          ------------     -------     -------------     -------------     -------     ------------     ---------

                                        See notes to Schedule III on the following page.


                                                                           Life on
                                                                            which
                                                                        depreciation
                                                                        in the latest
                        Accumulated                                     statement of
                        depreciation      Date of           Date        operations is
     Description            (B)         construction      acquired        computed
----------------------  -----------     ------------     ----------     -------------
Poplar Tower
  Memphis, TN                                                            3 to
  Office building         $ 4,551             1974         5/01/86       30 years
Montrose Office Park
  Rockville, MD
  Office building                                                        3 to
  complex                   8,438          1980-83         8/11/86       30 years
Totem Valley
Business Center
  Kirkland, WA                                                           3 to
  Industrial park           2,773          1983-86         3/13/87       30 years
Gateway and Park
Plaza
  Sacramento, CA                                                         3 to
  Office buildings          5,867             1982         6/15/87       30 years
Note Payable
                        -----------
Totals                    $21,629
                        -----------
                        -----------


               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                             NOTES TO SCHEDULE III
                                 (in thousands)
                               December 31, 1997

NOTE A--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                   Year ended December 31,
                                                        ----------------------------------------------
                                                            1997             1996             1995
                                                        ------------     ------------     ------------
Balance at beginning of period                            $ 51,387         $ 50,605         $ 50,013
Additions during period                                      1,057              810              592
                                                        ------------     ------------     ------------
                                                            52,444           51,415           50,605
Cost of land conveyed                                           --              (28)              --
                                                        ------------     ------------     ------------
Balance at end of period                                  $ 52,444         $ 51,387         $ 50,605
                                                        ------------     ------------     ------------
                                                        ------------     ------------     ------------

   The allowance for loss on impairment for the above assets is $500 at December 31, 1997. See Note C to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

   The aggregate cost of land, buildings, and furniture and fixtures for Federal income tax purposes for the tax year ended December 31, 1997 was $51,033.

NOTE B--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

                                                                   Year ended December 31,
                                                        ----------------------------------------------
                                                            1997             1996             1995
                                                        ------------     ------------     ------------
Balance at beginning of period                            $ 19,634         $ 17,905         $ 16,177
Additions during period                                      1,995            1,729            1,728
                                                        ------------     ------------     ------------
Balance at end of period                                  $ 21,629         $ 19,634         $ 17,905
                                                        ------------     ------------     ------------
                                                        ------------     ------------     ------------

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation, Managing General Partner

     By: /s/ Eugene D. Burak                      Date: March 30, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting Officer

By: Glenborough Corporation
    General Partner

     By: /s/ Andrew Batinovich                    Date: March 30, 1998
     ----------------------------------------
     Andrew Batinovich
     Chief Executive Officer and Chairman of
     the Board of Directors

By: Robert Batinovich
    General Partner

     By: /s/ Robert Batinovich                    Date: March 30, 1998
     ----------------------------------------
     Robert Batinovich
     General Partner

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation, Managing General Partner

     By: /s/ Brian J. Martin                      Date: March 30, 1998
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director

     By: /s/ Barbara J. Brooks                    Date: March 30, 1998
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer

     By: /s/ Eugene D. Burak                      Date: March 30, 1998
     ----------------------------------------
     Eugene D. Burak
     Vice President

     By: /s/ Frank W. Giordano                    Date: March 30, 1998
     ----------------------------------------
     Frank W. Giordano
     Director

     By: /s/ Nathalie P. Maio                     Date: March 30, 1998
     ----------------------------------------
     Nathalie P. Maio
     Director

By: Glenborough Corporation and Robert Batinovich
    General Partners

     By: /s/ Robert Batinovich                    Date: March 30, 1998
     ----------------------------------------
     Robert Batinovich
     Individually

     By: /s/ Andrew Batinovich                    Date: March 30, 1998
     ----------------------------------------
     Andrew Batinovich
     Chief Executive Officer and Chairman of
     the Board of Directors

     By: /s/ Terri Garnick                        Date: March 30, 1998
     ----------------------------------------
     Terri Garnick
     Chief Financial Officer

     By: /s/ June Gardner                         Date: March 30, 1998
     ----------------------------------------
     June Gardner
     Director

     By: /s/ Laurence N. Walker                   Date: March 27, 1998
     ----------------------------------------
     Laurence N. Walker
     Director