Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1998-05-15
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998

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

Registrant's telephone number, including area code: (212) 214-3500

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                          March 31,     December 31,
                                                                            1998            1997
----------------------------------------------------------------------------------------------------
                                                                               (in thousands)
ASSETS
Investment in property:
Land                                                                      $ 10,842        $ 10,842
Buildings, improvements and equipment                                       41,737          41,602
Less: Accumulated depreciation                                             (22,118)        (21,629)
      Allowance for loss on impairment of assets                              (500)           (500)
                                                                          ---------     ------------
Net investment in property                                                  29,961          30,315
Cash and cash equivalents                                                    1,548           1,106
Prepaid expenses and other assets, net                                       1,030           1,200
                                                                          ---------     ------------
Total assets                                                              $ 32,539        $ 32,621
                                                                          ---------     ------------
                                                                          ---------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Note payable                                                              $ 26,650        $ 26,650
Due to affiliates                                                              766             715
Accounts payable and accrued liabilities                                       690             664
Security deposits and deferred revenue                                         345             346
Real estate taxes payable                                                       84              57
                                                                          ---------     ------------
Total liabilities                                                           28,535          28,432
                                                                          ---------     ------------
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                 4,271           4,454
General partners                                                              (267)           (265)
                                                                          ---------     ------------
Total partners' capital                                                      4,004           4,189
                                                                          ---------     ------------
Total liabilities and partners' capital                                   $ 32,539        $ 32,621
                                                                          ---------     ------------
                                                                          ---------     ------------
----------------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              For the three
                                                                              months ended
                                                                                March 31,
                                                                      -----------------------------
                                                                          1998             1997
---------------------------------------------------------------------------------------------------
                                                                             (in thousands,
                                                                          except for depositary
                                                                              unit amounts)
REVENUES
Operating                                                                $1,787           $1,601
Recovery of expenses                                                         99               91
                                                                      ------------     ------------
                                                                          1,886            1,692
                                                                      ------------     ------------

EXPENSES
Property operating                                                          614              663
Interest                                                                    613              596
Depreciation and amortization                                               592              615
General and administrative                                                  252               71
                                                                      ------------     ------------
                                                                          2,071            1,945
                                                                      ------------     ------------
Net loss                                                                 $ (185)          $ (253)
                                                                      ------------     ------------
                                                                      ------------     ------------
ALLOCATION OF NET LOSS
Unitholders                                                              $ (183)          $ (250)
                                                                      ------------     ------------
                                                                      ------------     ------------
General partners                                                         $   (2)          $   (3)
                                                                      ------------     ------------
                                                                      ------------     ------------
Net loss per depositary unit                                             $(2.66)          $(3.64)
                                                                      ------------     ------------
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                                GENERAL
                                                                UNITHOLDERS     PARTNERS     TOTAL
---------------------------------------------------------------------------------------------------
                                                                          (in thousands)
Partners' capital (deficit)--December 31, 1997                    $ 4,454        $ (265)     $4,189
Net loss                                                             (183)           (2)       (185)
                                                                -----------     --------     ------
Partners' capital (deficit)--March 31, 1998                       $ 4,271        $ (267)     $4,004
                                                                -----------     --------     ------
                                                                -----------     --------     ------
---------------------------------------------------------------------------------------------------
           The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              For the three
                                                                              months ended
                                                                                March 31,
                                                                      -----------------------------
                                                                          1998             1997
---------------------------------------------------------------------------------------------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $ (185)          $ (253)
                                                                      ------------     ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                             592              615
  Lease concessions-effective rents                                          16               23
  Leasing commissions paid                                                  (10)             (37)
  Changes in:
     Prepaid expenses and other assets                                       79               (8)
     Due to affiliates                                                       51              (12)
     Accounts payable and accrued liabilities                                26              100
     Security deposits and deferred revenue                                  (1)              (5)
     Real estate taxes payable                                               27               31
                                                                      ------------     ------------
Total adjustments                                                           780              707
                                                                      ------------     ------------
Net cash provided by operating activities                                   595              454
CASH FLOWS FROM INVESTING ACTIVITIES
Building and tenant improvements                                           (135)            (219)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan fees                                                                   (18)              --
                                                                      ------------     ------------
Net increase in cash and cash equivalents                                   442              235
Cash and cash equivalents at beginning of period                          1,106              697
                                                                      ------------     ------------
Cash and cash equivalents at end of period                               $1,548           $  932
                                                                      ------------     ------------
                                                                      ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $  538           $  472
                                                                      ------------     ------------
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('PBP') and Glenborough Corporation and Robert Batinovich (together, 'Glenborough') (collectively, the 'General Partners'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the 'Partnership') as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission ('SEC') for the year ended December 31, 1997.

   The Partnership was formed on June 19, 1984 and will terminate on December 31, 2009 unless ended sooner under the provisions of the Amended and Restated Limited Partnership Agreement (the 'Partnership Agreement'). The Partnership was formed for the purpose of purchasing, holding, operating, leasing and selling various real properties. At March 31, 1998, the Partnership owned five properties.

   In April 1998, the Partnership entered into a purchase agreement, as amended (the 'Purchase Agreement') with Glenborough Realty Trust Incorporated and a subsidiary partnership, Glenborough Properties, L.P. , (together, the 'Purchaser'), which are affiliates of Glenborough. Pursuant to the Purchase Agreement, the Partnership intends to sell to the Purchaser (the 'Sale') all of the Properties of the Partnership for cash. The Purchase Agreement provides for a purchase price equal to $47,145,000. This price will be reduced by certain credits to the Purchaser, which, in addition to any credits for secured obligations which are assumed by the Purchaser, approximates $690,000 as of March 31, 1998, if certain items of deferred maintenance at the Properties are not completed prior to the closing of the Sale. On May 4, 1998, the Partnership filed a revised consent solicitation statement with the SEC describing the Sale. If the Sale and plan of liquidation are approved by the Unitholders, the Partnership intends to consummate the Sale, distribute the net proceeds and the remaining net assets of the Partnership and liquidate the Partnership. The Sale is required to be consummated not later than July 31, 1998.

   Certain expenses relating to lease commissions, lease concessions and loan fees have been deferred, although previously paid, and are amortized over the terms of the respective leases or loans. At the closing of the Sale, the remaining amount of these deferred items would be expensed. As of March 31, 1998, the amount of such deferred items approximates $950,000.

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

                                                                            Three months
                                                                           ended March 31,
                                                                   ----------------------------------
                                                                     1998                  1997
-----------------------------------------------------------------------------------------------------
                                                                           (in thousands)
PBP and affiliates:
  General and administrative                                         $ 31                  $ 24
                                                                   ------                ------
Glenborough and affiliates:
  Property management fee and expenses                                147                   134
  Leasing commissions                                                  10                    28
                                                                   ------                ------
                                                                      157                   162
                                                                   ------                ------
                                                                     $188                  $186
                                                                   ------                ------
                                                                   ------                ------

---------------

   PBP is not being paid on a current basis for general and administrative expenses other than printing costs. At March 31, 1998 and December 31, 1997, the total liability outstanding to PBP was $744,000 and $715,000, respectively. At March 31, 1998, the total liability outstanding to Glenborough was $22,000.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated ('PSI'), an affiliate of PBP, owns 180 depositary units at March 31, 1998.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership generated cash from operations of $595,000 for the three months ended March 31, 1998. During the three months ended March 31, 1998, the Partnership incurred $135,000 for building and tenant improvements, primarily at the Poplar Towers and Park Plaza properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of $1,548,000 at March 31, 1998. PBP is not being reimbursed for its general and administrative expenses (other than printing) on a current basis. At March 31, 1998, the total liability outstanding (including printing) was $744,000. Cash on hand plus any cash generated from operations may not be sufficient to fund building and tenant improvements and to pay deferred general and administrative expenses.

   In December 1996, the Partnership consolidated and refinanced all of the existing notes on the five properties. The new note in the amount of $26,650,000 is secured by all of the properties and matured in December 1997.The lender has agreed to several extensions of the note, mostly recently to extend the note to July 31, 1998.

   The Partnership has entered into a Purchase Agreement to sell all of its Properties for cash. (See Note A to the Consolidated Financial Statements). It is unlikely that investors will be returned a significant portion of their original investment upon the sale of the Properties and ultimate dissolution of the Partnership.

Results of Operations

   The Partnership's net loss decreased by $68,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 for the reasons discussed below.

   Property operating revenues increased by $186,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to increases in the Montrose and Park Plaza properties. The increase in operating revenues was primarily the result of increased occupancies at these two properties.

   Property operating expenses decreased by $49,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 due primarily to decreases in property taxes and general repairs and maintenance at the Poplar Tower property.

   Depreciation and amortization decreased by $23,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 due to fully-amortized loan fees during 1997.

   General and administrative expenses increased $181,000 for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to professional fees incurred in connection with the Partnership preparing the consent solicitation statement to the Unitholders.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--None

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

3 and 4 Amended and Restated Limited Partnership Agreement of Registrant dated February 11, 1985 (incorporated by reference to Amendment
            No. 1 to the Registrant's Form S-11 Registration Statement filed on February 14, 1985) and Amendment No. 1 thereto dated April 18, 1985 (incorporated by reference to Form 8-A filed on February 28, 1986), as amended on March 25, 1994 (incorporated by reference to Registrant's 1994 Annual Report on Form 10-K)

            Amended and Restated Agreement between General Partners dated December 28, 1990 (incorporated by reference to the Registrant's 1990 Annual Report filed on Form 10-K)

10(a) Purchase Agreement, dated as of Effective Date, by and among Registrant and Glenborough Realty Trust Incorporated and Glenborough Properties, L.P.(1)

10(b) Amendment to Purchase Agreement dated December 19, 1997 by and among Registrant and Glenborough Realty Trust Incorporated and Glenborough Properties L.P.(1)

10(c) Second Amendment to Purchase Agreement dated April 27, 1998 by and among Registrant and Glenborough Realty Trust Incorporated and Glenborough Properties L.P.(1)

27          Financial Data Schedule (filed herewith)

        (b) Reports on Form 8-K--None
            ---------------
            (1) Incorporated by reference to Amendment No. 4 to Preliminary
                Proxy Statement on Schedule 14A as filed on May 4, 1998

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/ Eugene D. Burak                    Date: May 15, 1998
    ----------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the
    Registrant
                                       9