Form 10-Q
period 1998-06-30
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1998-08-19
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                          June 30,      December 31,
                                                                            1998            1997
----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
ASSETS
Investment in property:
Land                                                                      $ 10,842        $ 10,842
Buildings, improvements and equipment                                       41,822          41,602
Less: Accumulated depreciation                                             (22,611)        (21,629)
      Allowance for loss on impairment of assets                              (500)           (500)
                                                                          ---------     ------------
Net investment in property                                                  29,553          30,315
Cash and cash equivalents                                                    1,809           1,106
Prepaid expenses and other assets, net                                       1,034           1,200
                                                                          ---------     ------------
Total assets                                                              $ 32,396        $ 32,621
                                                                          ---------     ------------
                                                                          ---------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                             $ 26,650        $ 26,650
Due to affiliates                                                              807             715
Accounts payable and accrued liabilities                                       733             664
Security deposits and deferred revenue                                         369             346
Real estate taxes payable                                                       57              57
                                                                          ---------     ------------
Total liabilities                                                           28,616          28,432
                                                                          ---------     ------------

Contingencies
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                 4,049           4,454
General partners                                                              (269)           (265)
                                                                          ---------     ------------
Total partners' capital                                                      3,780           4,189
                                                                          ---------     ------------
Total liabilities and partners' capital                                   $ 32,396        $ 32,621
                                                                          ---------     ------------
                                                                          ---------     ------------

-------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          For the six months ended         For the three months ended
                                          June 30,         June 30,         June 30,         June 30,
                                            1998             1997             1998             1997
-------------------------------------------------------------------------------------------------------
                                              (in thousands, except for depositary unit amounts)
REVENUES
Operating                                  $3,623           $3,223           $1,836           $1,622
Recovery of expenses                          225              187              126               96
                                        ------------     ------------     ------------     ------------
                                            3,848            3,410            1,962            1,718
                                        ------------     ------------     ------------     ------------

EXPENSES
Property operating                          1,299            1,300              685              637
Interest                                    1,232            1,213              619              617
Depreciation and amortization               1,174            1,237              582              622
General and administrative                    552              146              300               75
                                        ------------     ------------     ------------     ------------
                                            4,257            3,896            2,186            1,951
                                        ------------     ------------     ------------     ------------
Net loss                                   $ (409)          $ (486)          $ (224)          $ (233)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
ALLOCATION OF NET LOSS
Unitholders                                $ (405)          $ (481)          $ (222)          $ (231)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
General partners                           $   (4)          $   (5)          $   (2)          $   (2)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
Net loss per depositary unit               $(5.89)          $(6.99)          $(3.23)          $(3.35)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
-------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS      TOTAL
----------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Partners' capital (deficit)--December 31, 1997                   $4,454          $ (265)     $ 4,189
Net loss                                                           (405)             (4)        (409)
                                                             --------------     --------     -------
Partners' capital (deficit)--June 30, 1998                       $4,049          $ (269)     $ 3,780
                                                             --------------     --------     -------
                                                             --------------     --------     -------

-------------------------------------------------------------------------------
       The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the six      For the six
                                                                      months ended     months ended
                                                                        June 30,         June 30,
                                                                          1998             1997
---------------------------------------------------------------------------------------------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $ (409)          $ (486)
                                                                      ------------     ------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                           1,174            1,237
  Lease concessions-effective rents                                          34               38
  Leasing commissions paid                                                  (67)            (133)
  Changes in:
     Prepaid expenses and other assets, net                                  60              107
     Due to affiliates                                                       92              (22)
     Accounts payable and accrued liabilities                                69               99
     Security deposits and deferred revenue                                  23               13
     Real estate taxes payable                                           --                    8
                                                                      ------------     ------------
Total adjustments                                                         1,385            1,347
                                                                      ------------     ------------
Net cash provided by operating activities                                   976              861
CASH FLOWS FROM INVESTING ACTIVITIES
Building improvements                                                      (220)            (336)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan fees                                                                   (53)          --
                                                                      ------------     ------------
Net increase in cash and cash equivalents                                   703              525
Cash and cash equivalents at beginning of period                          1,106              697
                                                                      ------------     ------------
Cash and cash equivalents at end of period                               $1,809           $1,222
                                                                      ------------     ------------
                                                                      ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $1,242           $1,091
                                                                      ------------     ------------
                                                                      ------------     ------------

-------------------------------------------------------------------------------
    The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('PBP') and Glenborough Corporation and Robert Batinovich (together, 'Glenborough') (collectively, the 'General Partners'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the 'Partnership') as of June 30, 1998, and the results of its operations for the six and three months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   The Partnership was formed on June 19, 1984 and will terminate on December 31, 2009 unless ended sooner under the provisions of the Amended and Restated Limited Partnership Agreement (the 'Partnership Agreement'). The Partnership was formed for the purpose of purchasing, holding, operating, leasing and selling various real properties. At June 30, 1998, the Partnership owned five properties.

   In April 1998, the Partnership entered into a purchase agreement, as amended (the 'Purchase Agreement'), with Glenborough Realty Trust Incorporated and a subsidiary partnership, Glenborough Properties, L.P. (together, the 'Purchaser'), which are affiliates of Glenborough. Pursuant to the Purchase Agreement, the Partnership intends to sell to the Purchaser (the 'Sale') all of the Properties of the Partnership for cash. The Purchase Agreement provides for a purchase price equal to $47,145,000. This price will be reduced by certain credits to the Purchaser, which, in addition to any credits for secured obligations which are assumed by the Purchaser, approximates $664,000 as of June 30, 1998, if certain items of deferred maintenance at the Properties are not completed prior to the closing of the Sale. On May 28, 1998, a consent solicitation statement was sent to Unitholders ('Consent Solicitation'), who owned interests in the Partnership on April 1, 1998, seeking approval for the Sale. As of the termination of the consent solicitation period on July 13, 1998, the requisite vote of Unitholders had consented to the Sale and the liquidation of the Partnership.

   On June 26, 1998, a purported class action entitled Arthur Unger v. Prudential-Bache Properties, Inc., Glenborough Corporation, et.al., was filed in the Supreme Court of the State of New York, County of New York. The action claims, among other things, that the General Partners of the Partnership breached their fiduciary duty to the Unitholders of the Partnership by, among other things, failing to act reasonably to maximize the distributions to be made to Unitholders pursuant to the proposed liquidation of the Partnership.

   In particular, the action claims that in considering the advisability of offers made for one or more of the Partnership's real properties (the 'Properties') and direct and indirect interests in a joint venture whose sole asset is one real property (the 'Interests,' and, together with the Properties, the 'Assets'), the General Partners failed to use their best efforts to obtain the highest possible bid from Hallwood Realty Partners L.P., which submitted an unsolicited offer to the Partnership in November 1995 to purchase all of the Assets. The action also claims that the consideration for which the General Partners have agreed to sell the Assets pursuant to the Purchase Agreement to the Purchaser is inadequate in that it is $2,000,000 less than the appraised fair market value of the Assets. Moreover, the action alleges that the Consent Solicitation disseminated by the General Partners in connection with the proposed liquidation of the Partnership, contains certain representations which are materially false and misleading. The complaint seeks declaratory and compensatory relief and attorneys' fees and experts' fees. The General Partners do not believe there is merit to these allegations and intend to vigorously defend against such action.

   The sale of the Partnership's Assets was scheduled to close on July 31, 1998. However, the Purchaser advised the Partnership that, since the litigation could not be resolved, it had elected not to proceed with the purchase of the Assets. The Partnership intends to enforce the provisions of the Purchase Agreement in response to the Purchaser's default, which may result in the payment of the earnest money deposit held in escrow ($1 million plus interest) to the Partnership. The Purchaser has advised the Partnership that it will oppose a release of these funds to the Partnership.

   This impasse over entitlement to the earnest money deposit finds the Partnership and the Purchaser as potential adversaries. Nevertheless, each of your general partners, Prudential-Bache Properties, Inc., Glenborough Corporation and Robert Batinovich, are cooperating and will continue to work together to protect the interests of the Unitholders. Mr. Robert Batinovich, who played a key role in ensuring that mortgage financing was available to the Partnership under difficult conditions a few years ago by providing certain personal guarantees, has expressed a willingness, at least temporarily, to continue to provide his personal guarantees to ensure the continuation of the Partnership's mortgage financing. However, the Partnership may be required to refinance the mortgage shortly.

   During the past month, despite the General Partners' view that the lawsuit is without merit, a number of discussions were held between counsel representing the plaintiff and counsel for each of the General Partners in an attempt to resolve the litigation. The General Partners are continuing to work with the Purchaser in an attempt to resolve the litigation and to close the Sale of the Partnership's Assets pursuant to the Purchase Agreement. Based upon discussions to date, the General Partners are hopeful that a settlement will be achieved.

   In the event a settlement is not achieved, the Partnership will review alternatives for a disposition of its Assets. It is anticipated that any alternative liquidation plan will entail additional costs that the Sale to the Purchaser would not have required. There can be no assurance that the Partnership will be able to sell all of its Assets, or that any sales will exceed the prices offered by the Purchaser pursuant to the Purchase Agreement.

   As a result of this situation, it is uncertain whether the Partnership will be able to liquidate prior to the end of the year.

   Certain expenses relating to lease commissions, lease concessions and loan fees have been deferred, although previously paid, and are being amortized over the terms of the respective leases or loans. At the closing of the Sale, the remaining amount of these deferred items will be expensed. As of June 30, 1998, the amount of such deferred items approximates $933,000 which is reflected in 'Prepaid expenses and other assets, net' in the Consolidated Statements of Financial Condition.

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

                                                                     Six months          Six months
                                                                        ended               ended
                                                                    June 30, 1998       June 30, 1997
-----------------------------------------------------------------------------------------------------
                                                                             (in thousands)
PBP and affiliates:
  General and administrative                                            $  75               $  48
                                                                       ------              ------
Glenborough and affiliates:
  Property management fee and expenses                                    309                 322
  Leasing commissions                                                      15                  31
                                                                       ------              ------
                                                                          324                 353
                                                                       ------              ------
                                                                        $ 399               $ 401
                                                                       ------              ------
                                                                       ------              ------

                                                                    Three months        Three months
                                                                        ended               ended
                                                                    June 30, 1998       June 30, 1997
-----------------------------------------------------------------------------------------------------
                                                                             (in thousands)
PBP and affiliates:
  General and administrative                                            $  44               $  24
                                                                       ------              ------
Glenborough and affiliates:
  Property management fee and expenses                                    162                 188
  Leasing commissions                                                       5                   3
                                                                       ------              ------
                                                                          167                 191
                                                                       ------              ------
                                                                        $ 211               $ 215
                                                                       ------              ------
                                                                       ------              ------

   PBP is not being paid on a current basis for general and administrative expenses other than printing costs. At June 30, 1998 and December 31, 1997, the total liability outstanding to PBP was approximately $785,000 and $715,000, respectively. At June 30, 1998, the total liability outstanding to Glenborough was approximately $22,000.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 depositary units at June 30, 1998.

C. Contingencies

   See discussion in Note A to the Consolidated Financial Statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership generated cash from operations of $976,000 for the six months ended June 30, 1998. During the six months ended June 30, 1998, the Partnership disbursed $220,000 for building and tenant improvements, primarily at the Park Plaza, Poplar Towers and Gateway properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of $1,809,000 at June 30, 1998. PBP is not being reimbursed for its general and administrative expenses (other than printing) on a current basis. However, partial payments against deferred amounts are periodically made. At June 30, 1998, the total liability outstanding (including printing) was approximately $785,000. Cash on hand plus any cash generated from operations may not be sufficient to fund building and tenant improvements and to pay deferred general and administrative expenses.

   In December 1996, the Partnership consolidated and refinanced all of the existing notes on the five properties. The new note in the amount of $26,650,000 is secured by all of the properties and matured in December 1997.The lender has agreed to several extensions of the note, mostly recently to extend the note to August 31, 1998.

   The Partnership has entered into a Purchase Agreement to sell all of its Properties for cash and the Unitholders have approved the sale and plan of liquidation of the Partnership. (See Note A to the Consolidated Financial Statements.) It is unlikely that investors will be returned a significant portion of their original investment upon the sale of the Properties and ultimate dissolution of the Partnership.

Results of Operations

   The Partnership's net loss decreased by $77,000 and $9,000, respectively, for the six and three months ended June 30, 1998 as compared to the corresponding periods in 1997 for the reasons discussed below.

   Property operating revenues increased by $400,000 and $214,000, respectively, for the six and three months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to increases at the Montrose and Park Plaza properties. The increase in operating revenues was primarily the result of increased occupancies at these two properties.

   Recovery of expenses increased by $38,000 and $30,000, respectively, for the six and three months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to increased escalation charges at the Montrose property.

   Property operating expenses increased by $48,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to increased maintenance expenses at Montrose.

   Depreciation and amortization decreased by $63,000 and $40,000, respectively, for the six and three months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to fully amortized loan fees during 1997.

   General and administrative expenses increased $406,000 and $225,000, respectively, for the six and three months ended June 30, 1998 as compared to the same periods in 1997 due primarily to professional fees incurred in connection with the Partnership's preparation of the Consent Solicitation to the Unitholders.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--This information is incorporated by reference to Note A to the Consolidated Financial Statements in Part I.

Item 2.     Changes in Securities--None

Item 3.     Defaults Upon Senior Securities--None

Item 4.     Submission of Matters to a Vote of Security Holders

            Pursuant to the Consent Solicitation dated May 28, 1998, the Unitholders of the Registrant approved, on July 13, 1998, the sale of all the properties and plan of liquidation of the Registrant. The vote was 38,193 Units or 55.5% in favor, 1,514 Units or 2.2% against and 680 Units or 1.0% abstaining. Reference is made to the Consent Solicitation dated May 28, 1998 which is incorporated by reference.

Item 5.     Other Information--None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits:

2 Consent Solicitation Statement dated May 28, 1998 filed on the Registrant's Proxy Statement on Schedule 14A and incorporated by reference.

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

            Amended and Restated Agreement between General Partners dated December 28, 1990 (incorporated by reference to the Registrant's 1990 Annual Report filed on Form 10-K)

10(a) Purchase Agreement, dated as of Effective Date, by and among Registrant and Glenborough Realty Trust Incorporated and Glenborough Properties, L.P.(1)

10(b) Amendment to Purchase Agreement, dated December 19, 1997 by and among Registrant and Glenborough Realty Trust Incorporated and Glenborough Properties, L.P.(1)

10(c) Second Amendment to Purchase Agreement, dated April 27, 1998 by and among Registrant and Glenborough Realty Trust Incorporated and Glenborough Properties, L.P.(1)

27          Financial Data Schedule (filed herewith)
            (b) Reports on Form 8-K--None
            ---------------
            (1) Filed as an exhibit to Registrant's Proxy Statement on
            Schedule 14A dated May 28, 1998 and incorporated by reference.

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership


By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/ Eugene D. Burak            Date: August 19, 1998
    -----------------------------------------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant