Form 10-Q
period 1998-09-30
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1998-11-20
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                          1998              1997
----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
ASSETS
Investment in property:
Land                                                                    $  10,842         $ 10,842
Buildings, improvements and equipment                                      41,898           41,602
Less: Accumulated depreciation                                            (23,106)         (21,629)
      Allowance for loss on impairment of assets                             (500)            (500)
                                                                      -------------     ------------
Net investment in property                                                 29,134           30,315
Cash and cash equivalents                                                   1,803            1,106
Prepaid expenses and other assets, net                                      1,165            1,200
                                                                      -------------     ------------
Total assets                                                            $  32,102         $ 32,621
                                                                      -------------     ------------
                                                                      -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                           $  26,650         $ 26,650
Due to affiliates                                                             743              715
Accounts payable and accrued liabilities                                      722              664
Security deposits and deferred revenue                                        346              346
Real estate taxes payable                                                      59               57
                                                                      -------------     ------------
Total liabilities                                                          28,520           28,432
                                                                      -------------     ------------

Contingencies
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                3,853            4,454
General partners                                                             (271)            (265)
                                                                      -------------     ------------
Total partners' capital                                                     3,582            4,189
                                                                      -------------     ------------
Total liabilities and partners' capital                                 $  32,102         $ 32,621
                                                                      -------------     ------------
                                                                      -------------     ------------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          For the nine months ended          For the three months ended
                                       September 30,     September 30,     September 30,     September 30,
                                           1998              1997              1998              1997
----------------------------------------------------------------------------------------------------------
                                               (in thousands, except for depositary unit amounts)
REVENUES
Operating                                 $ 5,413           $ 4,964           $ 1,790           $ 1,741
Recovery of expenses                          339               277               114                90
Gain on disposition of investment              --                82                --                82
                                       -------------     -------------     -------------     -------------
                                            5,752             5,323             1,904             1,913
                                       -------------     -------------     -------------     -------------

EXPENSES
Property operating                          2,090             1,974               791               674
Interest                                    1,858             1,838               626               625
Depreciation and amortization               1,764             1,871               590               634
General and administrative                    647               214                95                68
                                       -------------     -------------     -------------     -------------
                                            6,359             5,897             2,102             2,001
                                       -------------     -------------     -------------     -------------
Net loss                                  $  (607)          $  (574)          $  (198)          $   (88)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
ALLOCATION OF NET LOSS
Unitholders                               $  (601)          $  (568)          $  (196)          $   (87)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
General partners                          $    (6)          $    (6)          $    (2)          $    (1)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
Net loss per depositary unit              $ (8.74)          $ (8.26)          $ (2.85)          $ (1.27)
                                       -------------     -------------     -------------     -------------
                                       -------------     -------------     -------------     -------------
----------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS      TOTAL
----------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Partners' capital (deficit)--December 31, 1997                   $4,454          $ (265)     $ 4,189
Net loss                                                           (601)             (6)        (607)
                                                             --------------     --------     -------
Partners' capital (deficit)--September 30, 1998                  $3,853          $ (271)     $ 3,582
                                                             --------------     --------     -------
                                                             --------------     --------     -------
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

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the nine      For the nine
                                                                      months ended      months ended
                                                                      September 30,     September 30,
                                                                          1998              1997
-----------------------------------------------------------------------------------------------------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                 $  (607)          $  (574)
                                                                      -------------     -------------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                            1,764             1,871
  Lease concessions-effective rents                                           42                 3
  Leasing commissions paid                                                   (74)             (286)
  Gain on disposition of investment                                           --               (82)
  Changes in:
     Prepaid expenses and other assets, net                                 (110)              (48)
     Due to affiliates                                                        28               (15)
     Accounts payable and accrued liabilities                                 58                42
     Security deposits and deferred revenue                                   --                22
     Real estate taxes payable                                                 2                38
                                                                      -------------     -------------
Total adjustments                                                          1,710             1,545
                                                                      -------------     -------------
Net cash provided by operating activities                                  1,103               971
                                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Building improvements                                                       (296)             (592)
Proceeds from disposition of investment                                       --               140
                                                                      -------------     -------------
Net cash used in investing activities                                       (296)             (452)
                                                                      -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan fees                                                                   (110)              (62)
                                                                      -------------     -------------
Net increase in cash and cash equivalents                                    697               457
Cash and cash equivalents at beginning of period                           1,106               697
                                                                      -------------     -------------
Cash and cash equivalents at end of period                               $ 1,803           $ 1,154
                                                                      -------------     -------------
                                                                      -------------     -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $ 1,868           $ 1,716
                                                                      -------------     -------------
                                                                      -------------     -------------
-----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('PBP') and Glenborough Corporation and Robert Batinovich (together, 'Glenborough') (collectively, the 'General Partners'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the 'Partnership') as of September 30, 1998, and the results of its operations for the nine and three months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   The Partnership was formed on June 19, 1984 and will terminate on December 31, 2009 unless ended sooner under the provisions of the Amended and Restated Limited Partnership Agreement (the 'Partnership Agreement'). The Partnership was formed for the purpose of purchasing, holding, operating, leasing and selling various real properties. At September 30, 1998, the Partnership owned five properties.

   On October 13, 1997, the Partnership entered into a purchase agreement, as amended (the 'Purchase Agreement'), with Glenborough Realty Trust Incorporated and a subsidiary partnership, Glenborough Properties, L.P. (together, the 'Purchaser'), which are affiliates of Glenborough. Pursuant to the Purchase Agreement, the Partnership intends to sell to the Purchaser (the 'Sale') all of the Properties of the Partnership for cash. The Purchase Agreement provides for a purchase price equal to $47,145,000. This price will be reduced by certain credits to the Purchaser, which, in addition to any credits for secured obligations which are assumed by the Purchaser, approximates $655,000 as of September 30, 1998, if certain items of deferred maintenance at the Properties are not completed prior to the closing of the Sale. On May 28, 1998, a consent solicitation statement was sent to Unitholders ('Consent Solicitation'), who owned interests in the Partnership on April 1, 1998, seeking approval for the Sale. As of the termination of the consent solicitation period on July 13, 1998, the requisite vote of Unitholders had consented to the Sale and the liquidation of the Partnership.

   On June 26, 1998, a purported class action entitled Arthur Unger v. Prudential-Bache Properties, Inc., Glenborough Corporation, et.al., was filed in the Supreme Court of the State of New York, County of New York (the 'Unger Action'). The Unger Action claims, among other things, that the General Partners of the Partnership breached their fiduciary duty to the Unitholders of the Partnership by, among other things, failing to act reasonably to maximize the distributions to be made to Unitholders pursuant to the proposed liquidation of the Partnership.

   In particular, the Unger Action claims that in considering the advisability of offers made for one or more of the Partnership's real properties (the 'Properties') and direct and indirect interests in a joint venture whose sole asset is one real property (the 'Interests,' and, together with the Properties, the 'Assets'), the General Partners failed to use their best efforts to obtain the highest possible bid from Hallwood Realty Partners L.P., which submitted an unsolicited offer to the Partnership in November 1995 to purchase all of the Assets. The Unger Action also claims that the consideration for which the General Partners have agreed to sell the Assets pursuant to the Purchase Agreement to the Purchaser is inadequate in that it is $2,000,000 less than the appraised fair market value of the Assets. Moreover, the Unger Action alleges that the Consent Solicitation disseminated by the General Partners in connection with the proposed liquidation of the Partnership, contains certain representations which are materially false and misleading. The Unger Action seeks declaratory and compensatory relief and attorneys' fees and experts' fees. The General Partners do not believe there is merit to these allegations and intend to vigorously defend against the Unger Action.

   Prior to the scheduled closing of the Sale on July 31, 1998, the Purchaser advised the Partnership that it had elected not to proceed with the closing because of the pendency of the Unger Action.

   Thereafter, on November 19, 1998, the parties to the Unger Action entered into a Stipulation of Settlement (""Settlement Stipulation''), which, if approved by the Court, will allow the Sale pursuant to the Purchase Agreement to go forward. Among other things, the Settlement Stipulation also provides that the Purchaser will deposit $2,000,000 with plaintiffs counsel on the date of the closing of the Sale (the 'Settlement Consideration'). The Settlement Consideration will be used to pay certain costs and expenses related to the Unger Action and the remainder will be distributed to all eligible Unitholders other than those who elect not to participate in the settlement. As required by the Settlement Stipulation, on November 16, 1998, the Partnership and the Purchaser entered into a Third Amendment to Purchase Agreement, pursuant to which the parties agreed, among other things, (a) to extend the closing date to a date not more than thirty (30) days after (i) the expiration of the appeals period after the entry of a final judgment approving the Settlement Stipulation, and (ii) the satisfaction of any remaining conditions to closing, subject to the Purchaser's right to extend the closing date for a period of up to thirty (30) days for the purpose of facilitating a Section 1031 exchange,
(b) that if the closing does not occur on or before September 1, 1999, the transaction shall be terminated and the Purchaser shall be entitled to a refund of its $1,000,000 earnest money deposit, and (c) that if the closing occurs after March 31, 1999, all prorations and adjustments to the purchase price shall nonetheless be made as of March 31, 1999 (the 'Effective Closing Date'), thereby shifting to the Purchaser the risks of loss and the prospects of gain with respect to the Assets as of the Effective Closing Date.

   Mr. Robert Batinovich and the Glenborough Corporation, who played key roles in ensuring that mortgage financing was available to the Partnership under difficult conditions a few years ago by providing certain guarantees, have agreed to continue to provide their guarantees through September 1, 1999 to ensure the continuation of the Partnership's mortgage financing. However, the Partnership may be required to refinance the mortgage.

   In the event the Settlement Stipulation is not approved by the court, or the Sale is not otherwise achieved, the Partnership will review alternatives for a disposition of its Assets. It is anticipated that any alternative liquidation plan will entail additional costs that the Sale to the Purchaser would not have required. There can be no assurance that the Partnership will be able to sell all of its Assets, or that any sales will exceed the prices offered by the Purchaser pursuant to the Purchase Agreement.

   As a result of this situation, the Partnership will not liquidate prior to the end of the year.

   Certain expenses relating to lease commissions, lease concessions and loan fees have been deferred, although previously paid, and are being amortized over the terms of the respective leases or loans. At the closing of the Sale, the remaining amount of these deferred items will be expensed. As of September 30, 1998, the amount of such deferred items approximates $905,000 which is reflected in 'Prepaid expenses and other assets, net' in the Consolidated Statements of Financial Condition.

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

                                                             Nine months              Nine months
                                                                ended                    ended
                                                          September 30, 1998       September 30, 1997
-----------------------------------------------------------------------------------------------------
                                                                        (in thousands)
PBP and affiliates:
  General and administrative                                     $111                     $ 72
                                                               ------                   ------
Glenborough and affiliates:
  Property management fee and expenses                            475                      502
  Leasing commissions                                              15                       96
                                                               ------                   ------
                                                                  490                      598
                                                               ------                   ------
                                                                 $601                     $670
                                                               ------                   ------
                                                               ------                   ------

                                                             Three months             Three months
                                                                ended                    ended
                                                          September 30, 1998       September 30, 1997
-----------------------------------------------------------------------------------------------------
                                                                        (in thousands)
PBP and affiliates:
  General and administrative                                     $ 67                     $ 24
                                                               ------                   ------
Glenborough and affiliates:
  Property management fee and expenses                            166                      180
  Leasing commissions                                              --                       65
                                                               ------                   ------
                                                                  166                      245
                                                               ------                   ------
                                                                 $233                     $269
                                                               ------                   ------
                                                               ------                   ------

   The reimbursement to PBP for general and administrative expenses is not current. During the nine months ended September 30, 1998, PBP was reimbursed $100,000 which was applied to prior years' general and administrative expenses due. PBP was reimbursed an additional $200,000 in October 1998 which was also applied to prior years' general and administrative expenses due. At September 30, 1998 and December 31, 1997, the total liability outstanding to PBP was approximately $720,000 and $715,000, respectively. At September 30, 1998, the total liability outstanding to Glenborough was approximately $22,000.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 depositary units at September 30, 1998.

C. Contingencies

   See discussion in Note A to the Consolidated Financial Statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership generated cash from operations of $1,103,000 for the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Partnership disbursed $296,000 for building and tenant improvements, primarily at the Park Plaza, Poplar Towers and Gateway properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of $1,803,000 at September 30, 1998. The reimbursement to PBP for general and administrative expenses is not current. However, partial payments against deferred amounts are periodically made. At September 30, 1998, the total liability outstanding was approximately $720,000. Cash on hand plus any cash generated from operations may not be sufficient to fund building and tenant improvements and to pay deferred general and administrative expenses.

   In December 1996, the Partnership consolidated and refinanced all of the existing notes on the five properties. The new note in the amount of $26,650,000 is secured by all of the properties and matured in December 1997. The lender has agreed to several extensions of the note, mostly recently to extend the note to February 1, 1999.

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

Results of Operations

   The Partnership's net loss increased $33,000 and $110,000, respectively, for the nine and three months ended September 30, 1998 as compared to the corresponding periods in 1997 for the reasons discussed below.

   Property operating revenues increased $449,000 and $49,000, respectively, for the nine and three months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to increases at the Montrose and Park Plaza properties. The increase in operating revenues was primarily the result of increased occupancies at these two properties.

   Recovery of expenses increased $62,000 and $24,000, respectively, for the nine and three months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to increased escalation charges at the Montrose property.

   Property operating expenses increased $116,000 and $117,000, respectively, for the nine and three months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to increased maintenance expenses at the Montrose property in the second quarter of 1998, increased utility costs at the Poplar Towers property in the third quarter of 1998 in addition to a reversal of certain over-accrued expenses in the third quarter of 1997.

   Depreciation and amortization decreased $107,000 and $44,000, respectively, for the nine and three months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to fully amortized loan fees during 1997.

   General and administrative expenses increased $433,000 and $27,000, respectively, for the nine and three months ended September 30, 1998 as compared to the same periods in 1997 due primarily to professional fees incurred in connection with the Partnership's preparation of the Consent Solicitation to the Unitholders.

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

10(k)       Purchase Agreement, dated as of Effective Date, by and among the Registrant,
            Glenborough Realty Trust Incorporated and Glenborough Properties, L.P.(1)

10(l)       Amendment to Purchase Agreement, dated December 19, 1997 by and among the Registrant,
            Glenborough Realty Trust Incorporated and Glenborough Properties, L.P.(1)

10(m)       Second Amendment to Purchase Agreement, dated April 27, 1998 by and among the
            Registrant, Glenborough Realty Trust Incorporated and Glenborough Properties, L.P.(1)

10(n)       Third Amendment to Purchase Agreement, dated November 16, 1998 by and among the Regis-
            trant, Glenborough Realty Trust Incorporated and Glenborogh Properties, L.P. (filed herewith)

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By:   /s/ Eugene D. Burak                   Date: November 20, 1998
        ---------------------------------
        Eugene D. Burak
        Vice President
        Chief Accounting Officer for the Registrant