Form 10-K
period 1997-12-31
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1999-03-31
CIK 757191

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended  December 31, 1998

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

   Registrant's Annual Report to Unitholders for the year ended December 31, 1998 is incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K

   Amended and Restated Limited Partnership Agreement of Registrant, dated February 11, 1985, included as part of the Registration Statement filed with the Securities and Exchange Commission on February 14, 1985 pursuant to Rule 424(b) of the Securities Act of 1934 (the 'Prospectus') is incorporated by reference into Part IV of this Annual Report on Form 10-K

                          Index to exhibits can be found on pages 11 through 13.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership

                               TABLE OF CONTENTS

PART I                                                                                         PAGE
Item  1    Business.........................................................................  3
Item  2    Properties.......................................................................  5
Item  3    Legal Proceedings................................................................  6
Item  4    Submission of Matters to a Vote of Unitholders...................................  6

PART II
Item  5    Market for Registrant's Units and Related Unitholder Matters.....................  6
Item  6    Selected Financial Data..........................................................  7
Item  7    Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................  7
Item 7A    Quantitative and Qualitative Disclosures About Market Risk.......................  7
Item  8    Financial Statements and Supplementary Data......................................  7
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................  7

PART III
Item 10    Directors and Executive Officers of the Registrant...............................  7
Item 11    Executive Compensation...........................................................  10
Item 12    Security Ownership of Certain Beneficial Owners and Management...................  10
Item 13    Certain Relationships and Related Transactions...................................  10

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K
           Consolidated Financial Statements and Consolidated Financial Statement
             Schedules......................................................................  11
           Exhibits.........................................................................  11
           Reports on Form 8-K..............................................................  13

SIGNATURES..................................................................................  18

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

   The Registrant is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. For information regarding the Registrant's properties (collectively, the 'Properties' or individually, a 'Property'), see Item 2 Properties. For information regarding the Registrant's operations, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrant's Annual Report to Unitholders for the year ended December 31, 1998 ('Registrant's Annual Report') which is filed as an exhibit hereto.

   On October 13, 1997, the Registrant entered into a purchase agreement, as amended (the 'Purchase Agreement') with Glenborough Realty Trust Incorporated and a subsidiary partnership, Glenborough Properties, L.P., (together, the 'Purchaser'), which are affiliates of two of the Registrant's general partners, Glenborough Corporation and Robert Batinovich. Pursuant to the Purchase Agreement, the Registrant intends to sell to the Purchaser (the 'Sale') all of the Properties of the Registrant for cash. The Purchase Agreement provides for a purchase price equal to $47,145,000. The gross proceeds will be reduced by the mortgage debt as well as certain credits to the Purchaser, which, in addition to any credits for secured obligations which are assumed by the Purchaser, approximates $629,000 as of February 28, 1999, if certain items of deferred maintenance at the Properties are not completed prior to the closing of the Sale.

   On May 28, 1998, a consent solicitation statement was sent to Unitholders, who owned interests in the Registrant on April 1, 1998, seeking approval for the Sale ('Consent Solicitation'). As of the termination of the consent solicitation period on July 13, 1998, the requisite vote of Unitholders had consented to the Sale and the liquidation of the Registrant.

   On June 26, 1998, a purported class action entitled Arthur Unger v. Prudential-Bache Properties, Inc., Glenborough Corporation, et.al., was filed in the Supreme Court of the State of New York, County of New York (the 'Unger Action'). The Unger Action claims, among other things, that the General Partners of the Registrant breached their fiduciary duty to the Unitholders of the Registrant by, among other things, failing to act reasonably to maximize the distributions to be made to Unitholders pursuant to the proposed liquidation of the Registrant.

   In particular, the Unger Action claims that in considering the advisability of offers made for one or more of the Registrant's real properties (the 'Properties') and direct and indirect interests in a joint venture whose sole asset is one real property (the 'Interests,' and, together with the Properties, the 'Assets'), the General Partners failed to use their best efforts to obtain the highest possible bid. The Unger Action also claims that the consideration for which the General Partners have agreed to sell the Assets pursuant to the Purchase Agreement to the Purchaser is inadequate in that it is $2,000,000 less than the appraised fair market value of the Assets. Moreover, the Unger Action alleges that the Consent Solicitation disseminated by the General Partners in connection with the proposed liquidation of the Registrant, contains certain representations which are materially false and misleading. The Unger Action seeks declaratory and compensatory relief and attorneys' fees and experts' fees.

   Prior to the scheduled closing of the Sale on July 31, 1998, the Purchaser advised the Registrant that it had elected not to proceed with the closing because of the pendency of the Unger Action.

   Thereafter, on November 19, 1998, the parties to the Unger Action entered into a Stipulation of Settlement ('Settlement Stipulation'), which will allow the Sale pursuant to the Purchase Agreement to go forward. Among other things, the Settlement Stipulation provides that the Purchaser will deposit $2,000,000 with plaintiffs' counsel on the date of the closing of the Sale (the 'Settlement Consideration'). The Settlement Consideration will be used to pay certain costs, expenses and attorneys' fees related to the Unger Action and the remainder will be distributed to all eligible Unitholders. As required by the Settlement Stipulation, on November 16, 1998, the Registrant and the Purchaser entered into a Third Amendment to Purchase Agreement, pursuant to which the parties agreed, among other things;
(a) to extend the closing date to a date not more than thirty (30) days after
(i) the expiration of the appeals period after the entry of a final judgment approving the Settlement Stipulation, and (ii) the satisfaction of any remaining conditions to closing, subject to the Purchaser's right to extend the closing date for a period of up to thirty (30) days for the purpose of facilitating a
Section 1031 exchange; (b) that if the closing does not occur on or before September 1, 1999, the transaction shall be terminated and the Purchaser shall be entitled to a refund of its $1,000,000 earnest money deposit; and (c) that if the closing occurs after March 31, 1999, all prorations and adjustments to the purchase price shall nonetheless be made as of March 31, 1999 (the 'Effective Closing Date'), thereby shifting to the Purchaser the risks of loss and the prospects of gain with respect to the Assets as of the Effective Closing Date.

   The court preliminarily approved the Stipulation Settlement on November 24, 1998. On February 16, 1999, a settlement hearing was held at which there were no objectors. A final order to approve the Stipulation Settlement, among other matters, has been submitted to the court and is presently awaiting the court's signature.

   Mr. Robert Batinovich and the Glenborough Corporation, who played key roles in ensuring that mortgage financing was available to the Registrant under difficult conditions a few years ago by providing certain guarantees, have agreed to continue to provide their guarantees through November 1, 1999 to ensure the continuation of the Registrant's mortgage financing. If the closing does not occur by that date, the Registrant will be required to refinance the present mortgage on the five properties.

   In the event the Settlement Stipulation is not approved by the court, or the Sale is not otherwise achieved, the Registrant will review alternatives for a disposition of its Assets. It is anticipated that any alternative liquidation plan will entail additional costs that the Sale to the Purchaser would not have required. There can be no assurance that the Registrant will be able to sell all of its Assets, or that any sales will exceed the prices offered by the Purchaser pursuant to the Purchase Agreement.

   However, it is anticipated that subject to the closing of the Purchase Agreement, the Registrant intends to liquidate in 1999.

   For the years ended December 31, 1998, December 31, 1997 and December 31, 1996, respectively, the following Properties' rental revenues were 15% or greater of the Registrant's total operating revenue:

                                      1998      1997      1996
                                      ----      ----      ----
Montrose Office Park                   45%       44%       40%
Poplar Towers                          16%       17%       19%
Park Plaza                             15%       --        --

   Technical Resources, Inc., a tenant in the Montrose Office Park property, accounted for approximately 10% of the Registrant's total operating revenue for the years ended December 31, 1997 and December 31, 1996.

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

Item 2. Properties

   As of December 31, 1998, the Registrant owns the following properties:

                                                                                                 Effective
                                                                                               Average Annual
                                         Occupancy Rate at                                      Rental Rate
                                            December 31,          Land        Net Rentable       Per Square
Location and Type                               1998           (in acres)    Square Footage         Foot
--------------------------------------   ------------------    ----------    --------------    --------------
Poplar Tower
  Memphis, TN
  Office building                                 94%              3.95          100,901           $11.20
Montrose Office Park
  Rockville, MD
  Office building complex                         99%             18.42          186,680           $17.80

                                                                                                 Effective
                                                                                               Average Annual
                                         Occupancy Rate at                                      Rental Rate
                                            December 31,          Land        Net Rentable       Per Square
Location and Type                               1998           (in acres)    Square Footage         Foot
--------------------------------------   ------------------    ----------    --------------    --------------
Totem Valley Business Center
  Kirkland, WA
  Industrial park                                 93%             10.40          121,645           $ 6.68
Gateway Plaza
  Sacramento, CA
  Office building                                 94%               .87           50,556           $16.03
Park Plaza
  Sacramento, CA
  Office building                                 67%              1.37           71,226           $15.03
                                                               ----------    --------------
                                                                  35.01          531,008
                                                               ----------    --------------
                                                               ----------    --------------

   The Registrant originally invested in seven properties. In May 1993, the Registrant and the first mortgage holder of the 399 Market Street property entered into an agreement related to a deed-in-lieu of foreclosure with regard to the property, and the Registrant delivered to the mortgage holder the title to the property. Ashby Industrial Center was sold on August 8, 1992 and one of the eight buildings comprising Totem Valley Business Center was sold on September 16, 1991. The occupancy rate at Park Plaza decreased to 67% at December 31, 1998 primarily as a result of the loss in the fourth quarter of 1998 of a major tenant which represented 24% of the rentable square footage.

   The General Partners believe the Registrant's Properties are adequately insured.

   For information regarding the Registrant's investment in Properties and the encumbrances to which the Properties are subject, see Note C to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

   For additional information describing the Registrant's Properties, see Supplementary Schedule III--Real Estate and Accumulated Depreciation on page 16 in Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note A to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of Unitholders

   None

                                    PART II

Item 5. Market for Registrant's Units and Related Unitholder Matters

   As of March 4, 1999, there were 4,741 holders of record owning 68,795 Units. A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in Section IV of the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency or for any other reason.

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

                                                Year ended                       November 1     Year ended
                                               December 31,                       through       October 31,
                              ----------------------------------------------    December 31,    -----------
                               1998         1997         1996         1995        1994(1)          1994
-----------------------------------------------------------------------------------------------------------
                                                 (in thousands except per unit amounts)

Total revenue............     $ 7,662      $ 7,171      $ 6,414      $ 6,541      $  1,125        $ 6,544
                              -------      -------      -------      -------    ------------    -----------
                              -------      -------      -------      -------    ------------    -----------
Gain on disposition of
  investments............     $    --      $    82      $    33      $    --      $     --        $    --
                              -------      -------      -------      -------    ------------    -----------
                              -------      -------      -------      -------    ------------    -----------
Net loss.................     $(1,201)     $(1,144)     $(1,138)     $(1,032)     $   (122)       $  (794)
                              -------      -------      -------      -------    ------------    -----------
                              -------      -------      -------      -------    ------------    -----------
Net loss per Unit........     $(17.28)     $(16.47)     $(16.38)     $(14.86)     $  (1.76)       $(11.43)
                              -------      -------      -------      -------    ------------    -----------
                              -------      -------      -------      -------    ------------    -----------
Total assets.............     $31,679      $32,621      $33,346      $34,388      $ 35,737        $36,110
                              -------      -------      -------      -------    ------------    -----------
                              -------      -------      -------      -------    ------------    -----------
Notes payable............     $26,650      $26,650      $26,650      $26,621      $ 26,862        $26,917
                              -------      -------      -------      -------    ------------    -----------
                              -------      -------      -------      -------    ------------    -----------
Total cash
  distributions..........     $    --      $    --      $    --      $    --      $     --        $    --
                              -------      -------      -------      -------    ------------    -----------
                              -------      -------      -------      -------    ------------    -----------

(1) In November 1994, the General Partners approved a change in the Registrant's fiscal year for financial reporting purposes from October 31 to December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 11 through 12 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

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

BRIAN J. MARTIN, age 48, is the President, Chief Executive Officer, Chairman of the Board of Directors, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ('PSI'), an affiliate of PBP. Mr. Martin also serves in various capacities for other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 50, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 53, is a Vice President of PBP. He is a Senior Vice President of PSI and serves in various capacities for other affiliated companies. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

CHESTER A. PISKOROWSKI, age 55, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 56, is a Director of PBP. He is a Senior Vice President of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 48, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises nonlitigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in numerous capacities for other affiliated companies.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and/or executive officers have indefinite terms.

Glenborough and Robert Batinovich

   ROBERT BATINOVICH, age 62, was the President, Chief Executive Officer and Chairman of Glenborough Corporation from its inception in 1978 until his resignation effective January 10, 1996. On August 31, 1994, Mr. Batinovich was elected Chairman, President and Chief Executive Officer of Glenborough Realty Trust Incorporated ('GLB'), a Real Estate Investment Trust, which began trading on the New York Stock Exchange on January 31, 1996. He was a member of the Public Utilities Commission from 1975 to January 1979 and served as its President from January 1977 to January 1979. He is a member of the Board of Directors of Farr Company, a publicly held company that manufactures industrial filters. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

   The directors and executive officers of Glenborough Corporation and their positions with regard to managing the Registrant are as follows:

            Name                Position
Andrew Batinovich               Chief Executive Officer and Chairman
                                  of the Board
Robert E. Bailey                Secretary and Corporate Counsel
Sandra L. Boyle                 President and Chief Operating Officer
Terri Garnick                   Chief Financial Officer
June Gardner                    Director
Laurence N. Walker              Director

ANDREW BATINOVICH, age 40, was elected Chairman of the Board and Chief Executive Officer of Glenborough Corporation on January 10, 1996. He has been employed by Glenborough Corporation since 1983, and had functioned since 1987 as Chief Operating Officer. Mr. Batinovich also serves as President, Chief Operating Officer, and Director of GLB. He holds a California real estate broker's license and is a Member of the National Advisory Council of BOMA International. He received his B.A. in International Finance from the American University in Paris. Prior to joining Glenborough Corporation, Mr. Batinovich was a lending officer with the International Banking Group and the Corporate Real Estate Division of Security Pacific National Bank. He is the son of Robert Batinovich.

ROBERT E. BAILEY, age 37, joined Glenborough Corporation in 1989 as Associate Counsel and was elected Secretary of Glenborough Corporation on May 15, 1995. He is responsible for all landlord/tenant documentation, tenant litigation, corporate and partnership matters and employment matters. In 1984, he received his Bachelor of Arts degree from the University of California at Santa Barbara and his Juris Doctor degree from Vermont Law School in 1987. From 1987 to 1989, Mr. Bailey was an associate with the law firm of Pedder, Stover, Hesseltine & Walker, where he specialized in business litigation. He is a member of the State Bar of California.

SANDRA L. BOYLE, age 50, has been associated with Glenborough Corporation or its associated entities since 1984 and has served as President and Chief Operating Officer of Glenborough Corporation since January 10, 1996. She was originally responsible for residential marketing, and her responsibilities were gradually expanded to include residential leasing and management in 1985, and commercial leasing and management in 1987. She was elected Vice President in 1989, and continues to supervise marketing, leasing, property management operations and regional offices. Ms. Boyle also serves as an Executive Vice President of GLB. Ms. Boyle holds a California real estate broker's license and a CPM designation, and is a member of the National Advisory Council and Finance Committee of BOMA International; and is on the Board of Directors of BOMA San Francisco and BOMA California.

TERRI GARNICK, age 38, has served as Chief Financial Officer of Glenborough Corporation since January 10, 1996. She is also Senior Vice President, Chief Accounting Officer and Treasurer of GLB. Ms. Garnick is responsible for property management accounting, financial statements, audits, Securities and Exchange Commission reporting, and tax returns. Prior to joining Glenborough Corporation in 1989, Ms. Garnick was a controller at August Financial Corporation from 1986 to 1989 and was a Senior Accountant at Deloitte, Haskins and Sells from 1983 to 1986. She has a Bachelor of Science degree from San Diego State University.

JUNE GARDNER, age 47, was elected a director of Glenborough Corporation on January 10, 1996. She was associated with Glenborough Corporation from 1984 through 1995, as Senior Vice President and Corporate Controller with responsibilities in the areas of corporate financial planning, reporting, accounting and banking relationships. Before joining Glenborough Corporation, Ms. Gardner was Assistant Vice President of JMB Realty Corporation from 1977 to 1984, with responsibilities in the areas of financial management and reporting.

LAURENCE N. WALKER, age 66, was elected a director of Glenborough Inland Realty Corporation (merged into Glenborough Corporation on June 30, 1997) on January 10, 1996. He has been a member of the California State Bar since 1963, and is an attorney specializing in in real estate law. Mr. Walker has been a director of Glenborough Corporation related entities since 1985.

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

   As of March 4, 1999, no director or executive officer of PBP owns directly or beneficially any interest in the voting securities of PBP.

   As of March 4, 1999, no director or executive officer of either of the General Partners owns directly or beneficially any of the Units issued by the Registrant.

   As of March 4, 1999, no beneficial owner who is neither a director nor executive officer of either of the General Partners beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant.

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

           Independent Auditors' Report                                                       2

           Consolidated Financial Statements:

           Consolidated Statements of Financial Condition--December 31, 1998 and
           December 31, 1997                                                                  3

           Consolidated Statements of Operations--Years ended December 31, 1998, 1997
           and 1996                                                                           4

           Consolidated Statements of Changes in Partners' Capital--Years ended
           December 31, 1998, 1997 and 1996                                                   4

           Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997
           and 1996                                                                           5

           Notes to Consolidated Financial Statements                                         6

        2. Consolidated Financial Statement Schedules and Independent Auditors' Report
           on Schedules

           Independent Auditors' Report on Schedules

           Schedules:

           II--Valuation and Qualifying Accounts and Reserves--Year ended December 31,
           1998, 1997 and 1996

           III--Real Estate and Accumulated Depreciation--At December 31, 1998

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

     10(k) Purchase Agreement, dated as of Effective Date, by and among Registrant and
           Glenborough Realty Trust Incorporated and Glenborough Properties, L.P. (2)

     10(l) Amendment to Purchase Agreement dated December 19, 1997 by and among
           Registrant and Glenborough Realty Trust Incorporated and Glenborough
           Properties, L.P. (2)

     10(m) Second Amendment to Purchase Agreement dated April 27, 1998 by and among
           Registrant and Glenborough Realty Trust Incorporated and Glenborough
           Properties L.P. (2)

     10(n) Third Amendment to Purchase Agreement, dated November 16, 1998 by and among
           Registrant, Glenborough Realty Trust Incorporated and Glenborough
           Properties, L.P. (incorporated by reference to the Registrant's Quarterly
           Report for the period ended September 30, 1998 filed on Form 10-Q)

        13 Registrant's Annual Report to Unitholders for the year ended December 31,
           1998 (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's Annual Report is to be deemed filed as part of this report)

        27 Financial Data Schedule (filed herewith)

(b)        Reports on Form 8-K--None

---------------

(1) Incorporated by reference to applicable exhibit included in Registrant's Current Report on Form 8-K dated December 20, 1996

(2) Incorporated by reference to applicable exhibit included in Registrant's Proxy Statement on Schedule 14A dated May 28, 1998

Deloitte & Touche LLP (LOGO)
50 Fremont Street
San Francisco, California 94105-2230
Telephone: (415) 247-4000
Facsimile: (415) 247-4329

INDEPENDENT AUDITORS' REPORT

Prudential-Bache/Equitec Real Estate Partnership
  (a California limited partnership)

We have audited the consolidated financial statements of Prudential-Bache/Equitec Real Estate Partnership (a California limited partnership) as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 16, 1999; such financial statements and report are included in your 1998 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Prudential-Bache/Equitec Real Estate Partnership, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
San Francisco, California
February 16, 1999

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------

Allowance for Loss on Impairment of Assets

                                                                Deductions-Amounts     Balance at
 Year ended         Balance at          Additions-Amounts          written-off           end of
December 31,     beginning of year     reserved during year        during year            year
------------     -----------------     --------------------     ------------------     ----------
    1998            $   500,000             $       --              $       --         $  500,000

    1997                500,000                     --                      --            500,000

    1996                500,000                     --                      --            500,000

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                                 (in thousands)

                                                Initial cost to
                                                  Registrant
                                           -------------------------
                                                         Buildings                             Gross amount at which carried
                                                            and            Net costs                 at close of period
                                                         improve-         capitalized      --------------------------------------
                                                          ments,          (disposed)                    Buildings,
                          Encumbrances                   furniture       subsequent to                  furniture
     Description              (C)           Land       and fixtures       acquisition       Land       and fixtures     Total (A)
----------------------    ------------     -------     -------------     -------------     -------     ------------     ---------

Poplar Tower
  Memphis, TN
  Office building           $     --       $ 1,678        $ 4,928           $ 1,756        $ 1,678       $  6,684        $  8,362

Montrose Office Park
  Rockville, MD
  Office building
  complex                         --         5,918         15,766             3,072          5,918         18,838          24,756

Totem Valley
Business Center
  Kirkland, WA
  Industrial park                 --         2,666          5,265              (379)         2,083          5,469           7,552

Gateway and Park
Plaza
  Sacramento, CA
  Office buildings                --         1,163          9,075             1,943          1,163         11,018          12,181

Note Payable                  26,650
                          ------------     -------     -------------     -------------     -------     ------------     ---------

Totals                      $ 26,650       $11,425        $35,034           $ 6,392        $10,842       $ 42,009        $ 52,851
                          ------------     -------     -------------     -------------     -------     ------------     ---------
                          ------------     -------     -------------     -------------     -------     ------------     ---------

                                        See notes to Schedule III on the following page.


                                                                           Life on
                                                                            which
                                                                        depreciation
                                                                        in the latest
                        Accumulated                                     statement of
                        depreciation      Date of           Date        operations is
     Description            (B)         construction      acquired        computed
----------------------  -----------     ------------     ----------     -------------
Poplar Tower
  Memphis, TN                                                            3 to
  Office building         $ 4,772             1974         5/01/86       30 years
Montrose Office Park
  Rockville, MD
  Office building                                                        3 to
  complex                   9,352          1980-83         8/11/86       30 years
Totem Valley
Business Center
  Kirkland, WA                                                           3 to
  Industrial park           3,027          1983-86         3/13/87       30 years
Gateway and Park
Plaza
  Sacramento, CA                                                         3 to
  Office buildings          6,436             1982         6/15/87       30 years
Note Payable
                        -----------
Totals                    $23,587
                        -----------
                        -----------

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                             NOTES TO SCHEDULE III
                               December 31, 1998
                                 (in thousands)

NOTE A--RECONCILIATION SUMMARY OF TRANSACTIONS--REAL ESTATE

                                                                   Year ended December 31,
                                                        ----------------------------------------------
                                                            1998             1997             1996
                                                        ------------     ------------     ------------
Balance at beginning of period                            $ 52,444         $ 51,387         $ 50,605
Additions during period                                        407            1,057              810
                                                        ------------     ------------     ------------
                                                            52,851           52,444           51,415
Cost of land conveyed                                           --               --              (28)
                                                        ------------     ------------     ------------
Balance at end of period                                  $ 52,851         $ 52,444         $ 51,387
                                                        ------------     ------------     ------------
                                                        ------------     ------------     ------------

   The allowance for loss on impairment for the above assets is $500 at December 31, 1998. See Note C to the consolidated financial statements in the Registrant's Annual Report which is filed as an exhibit hereto.

   The aggregate cost of land, buildings, and furniture and fixtures for Federal income tax purposes for the tax year ended December 31, 1998 was $51,440.

NOTE B--RECONCILIATION SUMMARY OF TRANSACTIONS--ACCUMULATED DEPRECIATION

                                                                   Year ended December 31,
                                                        ----------------------------------------------
                                                            1998             1997             1996
                                                        ------------     ------------     ------------
Balance at beginning of period                            $ 21,629         $ 19,634         $ 17,905
Additions during period                                      1,958            1,995            1,729
                                                        ------------     ------------     ------------
Balance at end of period                                  $ 23,587         $ 21,629         $ 19,634
                                                        ------------     ------------     ------------
                                                        ------------     ------------     ------------

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

Prudential-Bache/Equitec Real Estate
Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation, Managing General
Partner

     By: /s/ Eugene D. Burak                      Date: March 31, 1999
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer

By: Glenborough Corporation
    General Partner

     By: /s/ Andrew Batinovich                    Date: March 31, 1999
     ----------------------------------------
     Andrew Batinovich
     Chief Executive Officer and Chairman of
     the Board of Directors

By: Robert Batinovich
    General Partner

     By: /s/ Robert Batinovich                    Date: March 31, 1999
     ----------------------------------------
     Robert Batinovich
     General Partner


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.,
    A Delaware corporation, Managing General
Partner

     By: /s/ Brian J. Martin                      Date: March 31, 1999
     ----------------------------------------
     Brian J. Martin
     President, Chief Executive Officer,
     Chairman of the Board of Directors and
     Director
     By: /s/ Barbara J. Brooks                    Date: March 31, 1999
     ----------------------------------------
     Barbara J. Brooks
     Vice President-Finance and Chief
     Financial Officer
     By: /s/ Eugene D. Burak                      Date: March 31, 1999
     ----------------------------------------
     Eugene D. Burak
     Vice President
     By: /s/ Frank W. Giordano                    Date: March 31, 1999
     ----------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                     Date: March 31, 1999
     ----------------------------------------
     Nathalie P. Maio
     Director

By: Glenborough Corporation and Robert
Batinovich
General Partners

     By: /s/ Robert Batinovich                    Date: March 31, 1999
     ----------------------------------------
     Robert Batinovich
     Individually

     By: /s/ Andrew Batinovich                    Date: March 31, 1999
     ----------------------------------------
     Andrew Batinovich
     Chief Executive Officer and Chairman of
     the Board of Directors

     By: /s/ Terri Garnick                        Date: March 31, 1999
     ----------------------------------------
     Terri Garnick
     Chief Financial Officer

     By: /s/ June Gardner                         Date: March 31, 1999
     ----------------------------------------
     June Gardner
     Director

     By: /s/ Laurence N. Walker                   Date: March 31, 1999
     ----------------------------------------
     Laurence N. Walker
     Director