Form 10-Q
period 1999-03-31
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1999-05-17
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                          March 31,     December 31,
                                                                            1999            1998
----------------------------------------------------------------------------------------------------
                                                                               (in thousands)
ASSETS
Investment in property:
Land                                                                      $ 10,842        $ 10,842
Buildings, improvements and equipment                                       42,062          42,009
Less: Accumulated depreciation                                             (24,083)        (23,587)
      Allowance for loss on impairment of assets                              (500)           (500)
                                                                          ---------     ------------
Net investment in property                                                  28,321          28,764
Cash and cash equivalents                                                    1,701           1,896
Prepaid expenses and other assets, net                                         973           1,019
                                                                          ---------     ------------
Total assets                                                              $ 30,995        $ 31,679
                                                                          ---------     ------------
                                                                          ---------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                             $ 26,650        $ 26,650
Due to affiliates                                                               99             635
Accounts payable and accrued liabilities                                       870           1,003
Security deposits and deferred revenue                                         365             335
Real estate taxes payable                                                       90              68
                                                                          ---------     ------------
Total liabilities                                                           28,074          28,691
                                                                          ---------     ------------
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                 3,199           3,265
General partners                                                              (278)           (277)
                                                                          ---------     ------------
Total partners' capital                                                      2,921           2,988
                                                                          ---------     ------------
Total liabilities and partners' capital                                   $ 30,995        $ 31,679
                                                                          ---------     ------------
                                                                          ---------     ------------
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

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                For the three
                                                                                 months ended
                                                                                  March 31,
                                                                         ----------------------------
                                                                            1999            1998
-----------------------------------------------------------------------------------------------------
                                                                            (in thousands, except
                                                                         for depositary unit amounts)
REVENUES
Operating                                                                  $1,747          $ 1,787
Recovery of expenses                                                           96               99
                                                                         ----------     -------------
                                                                            1,843            1,886
                                                                         ----------     -------------

EXPENSES
Property operating                                                            717              614
Interest                                                                      570              613
Depreciation and amortization                                                 590              592
General and administrative                                                     33              252
                                                                         ----------     -------------
                                                                            1,910            2,071
                                                                         ----------     -------------
Net loss                                                                   $  (67)         $  (185)
                                                                         ----------     -------------
                                                                         ----------     -------------
ALLOCATION OF NET LOSS
Unitholders                                                                $  (66)         $  (183)
                                                                         ----------     -------------
                                                                         ----------     -------------
General partners                                                           $   (1)         $    (2)
                                                                         ----------     -------------
                                                                         ----------     -------------
Net loss per depositary unit                                               $(0.96)         $ (2.66)
                                                                         ----------     -------------
                                                                         ----------     -------------
-----------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS      TOTAL
----------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Partners' capital (deficit)--December 31, 1998                   $3,265          $ (277)     $ 2,988
Net loss                                                            (66)             (1)         (67)
                                                             --------------     --------     -------
Partners' capital (deficit)--March 31, 1999                      $3,199          $ (278)     $ 2,921
                                                             --------------     --------     -------
                                                             --------------     --------     -------
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

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  For the three
                                                                                  months ended
                                                                                    March 31,
                                                                             -----------------------
                                                                               1999          1998
----------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $   (67)      $  (185)
                                                                             ---------     ---------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                                   590           592
  Lease concessions-effective rents                                                24            16
  Leasing commissions paid                                                        (28)          (10)
  Changes in:
     Prepaid expenses and other assets, net                                        56            79
     Due to affiliates                                                           (536)           51
     Accounts payable and accrued liabilities                                    (133)           26
     Security deposits and deferred revenue                                        30            (1)
     Real estate taxes payable                                                     22            27
                                                                             ---------     ---------
Total adjustments                                                                  25           780
                                                                             ---------     ---------
Net cash provided by (used in) operating activities                               (42)          595
                                                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Building and tenant improvements                                                  (53)         (135)
                                                                             ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan fees                                                                        (100)          (18)
                                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents                             (195)          442
Cash and cash equivalents at beginning of period                                1,896         1,106
                                                                             ---------     ---------
Cash and cash equivalents at end of period                                    $ 1,701       $ 1,548
                                                                             ---------     ---------
                                                                             ---------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                 $   584       $   538
                                                                             ---------     ---------
                                                                             ---------     ---------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('PBP') and Glenborough Corporation and Robert Batinovich (together, 'Glenborough') (collectively, the 'General Partners'), the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the 'Partnership') as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission ('SEC') for the year ended December 31, 1998.

   The Partnership was formed on June 19, 1984 and will terminate on December 31, 2009 unless ended sooner under the provisions of the Amended and Restated Limited Partnership Agreement (the 'Partnership Agreement'). The Partnership was formed for the purpose of purchasing, holding, operating, leasing and selling various real properties. At March 31, 1999, the Partnership owned five properties.

   On October 13, 1997, the Partnership entered into a purchase agreement with affiliates of the Glenborough general partners (the 'Purchaser'). Pursuant to the purchase agreement, the Partnership intends to sell to the Purchaser all of the Properties of the Partnership for cash in the amount of $47,145,000. The gross proceeds will be reduced by the mortgage debt, as well as certain credits to the Purchaser, which, in addition to any credits for secured obligations which are assumed by the Purchaser, approximates $629,000 as of April 30, 1999, if certain items of deferred maintenance at the Properties are not completed prior to the closing of the Sale.

   On July 13, 1998, the requisite vote of Unitholders had consented to the sale of the properties and the liquidation of the Partnership. However, a purported class action was initiated in June 1998 which resulted in a delay of the sale of the properties until the litigation could be resolved. A settlement of the litigation was reached and recently approved by the court. The sale of the properties will now proceed in accordance with the plan of liquidation. It is currently anticipated that the sale will be closed by approximately mid-year and a distribution of substantially all of the proceeds will be made as soon as practicable after the sale. Prior to December 31, 1999, the Partnership expects to distribute any cash remaining after resolving all of its liabilities and then dissolve.

   Certain expenses relating to lease commissions, lease concessions and loan fees have been deferred, although previously paid, and are being amortized over the terms of the respective leases or loans. At the closing of the Sale, the remaining amount of these deferred items would be expensed. As of March 31, 1999, the amount of such deferred items approximates $560,000 which is reflected in 'Prepaid expenses and other assets, net' in the Consolidated Statements of Financial Condition.

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

                                                                              Three months ended
                                                                                   March 31,
                                                                           -------------------------
                                                                             1999            1998
----------------------------------------------------------------------------------------------------
                                                                                (in thousands)
PBP and affiliates:
  General and administrative                                                 $  30           $  31
                                                                           ---------       ---------
Glenborough and affiliates:
  Property management fee and expenses                                         168             147
  Leasing commissions                                                           13              10
                                                                           ---------       ---------
                                                                               181             157
                                                                           ---------       ---------
                                                                             $ 211           $ 188
                                                                           ---------       ---------
                                                                           ---------       ---------

   At March 31, 1999 and December 31, 1998, the total liability outstanding to PBP was approximately $99,000 and $540,000, respectively. In February 1999, PBP was fully reimbursed for general and administrative expenses (except printing) due as of December 31, 1998.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 depositary units at March 31, 1999.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership generated a negative cash flow from operations of $42,000 for the three months ended March 31, 1999. During the three months ended March 31, 1999, the Partnership disbursed $53,000 for building and tenant improvements, primarily at the Poplar Towers and Totem Valley properties. In order to keep the properties competitive, building and tenant improvements will continue to be required.

   The Partnership had cash of $1,701,000 at March 31, 1999. In February 1999, PBP was fully reimbursed for general and administrative expenses (except printing) due as of December 31, 1998. Cash on hand plus any cash generated from operations may not be sufficient to fund building and tenant improvements and to pay deferred general and administrative expenses.

   In December 1996, the Partnership consolidated and refinanced all of the existing notes on the five properties. The new note in the amount of $26,650,000 is secured by all of the properties and matured in December 1997. The lender has agreed to several extensions of the note, mostly recently to extend the note to November 1, 1999.

   The Partnership has entered into a Purchase Agreement to sell all of its Properties for cash. (See Note A to the consolidated financial statements.) It is unlikely that investors will be returned a significant portion of their original investment upon the sale of the Properties and ultimate dissolution of the Partnership.

Results of Operations

   The Partnership's net loss decreased $118,000 for the three months ended March 31, 1999 as compared to 1998 for the reasons discussed below.

   Property operating revenues decreased $40,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to a decrease at Park Plaza as a result of the loss in the fourth quarter of 1998 of a major tenant which represented 24% of the rentable square footage.

   Property operating expenses increased $103,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to increases at the Montrose and Poplar Towers properties. The increase at Montrose was due to a general increase in maintenance costs and at Poplar Towers due to higher property taxes.

   General and administrative expenses decreased $219,000 for the three months ended March 31, 1999 as compared to 1998 due primarily to professional fees incurred in the prior year in connection with the Partnership's Consent Solicitation.

Year 2000 Risk

   As the Partnership is expected to be liquidating in 1999 and will not have operations in the year 2000, the General Partners do not believe it is appropriate to include a discussion of the Year 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Not applicable.

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

10(n)       Third Amendment to Purchase Agreement, dated November 16, 1998 by and among the Regis-
            trant, Glenborough Realty Trust Incorporated and Glenborough Properties, L.P.
            (incorporated by reference to the Registrant's Quarterly Report for the period ended
            September 30, 1998 filed on Form 10-Q)

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/ Eugene D. Burak                        Date: May 17, 1999
    -----------------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant