Form 10-Q
period 1999-06-30
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1999-08-16
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                      CONSOLIDATED STATEMENT OF NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                                        June 30,
                                                                                          1999
----------------------------------------------------------------------------------------------------
                                                                                     (in thousands,
                                                                                       except for
                                                                                     depository unit
                                                                                         amount)
ASSETS

Property held for sale                                                                  $  28,607

Cash and cash equivalents                                                                   1,813

Prepaid expenses and other assets, net                                                      1,167
                                                                                     ---------------

Total assets                                                                               31,587
                                                                                     ---------------

LIABILITIES

Notes Payable                                                                              26,650

Other liabilities, including estimated liquidation costs                                      879

Security deposits and deferred revenue                                                        359

Due to affiliates                                                                             167
                                                                                     ---------------

Total liabilities                                                                          28,055
                                                                                     ---------------

Net assets available to Unitholders and General Partners                                $   3,532
                                                                                     ---------------
                                                                                     ---------------

Depository units issued and outstanding                                                    68,795
                                                                                     ---------------
                                                                                     ---------------

--------------------------------------------------------------------------------

                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS     TOTAL
---------------------------------------------------------------------------------------------------
                                                                         (in thousands)

Net assets--April 1, 1999                                        $3,199          $ (278)     $2,921

Net income from liquidating activities                              605               6         611
                                                             --------------     --------     ------

Net assets--June 30, 1999                                        $3,804          $ (272)     $3,532
                                                             --------------     --------     ------
                                                             --------------     --------     ------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                             (going concern basis)
                                  (Unaudited)

                                                                                      December 31,
                                                                                          1998
----------------------------------------------------------------------------------------------------
                                                                                     (in thousands)

ASSETS
Investment in property:
Land                                                                                    $  10,842
Buildings, improvements and equipment                                                      42,009
Less: Accumulated depreciation                                                            (23,587)
      Allowance for loss on impairment of assets                                             (500)
                                                                                     ---------------
Net investment in property                                                                 28,764
Cash and cash equivalents                                                                   1,896
Prepaid expenses and other assets, net                                                      1,019
                                                                                     ---------------
Total assets                                                                            $  31,679
                                                                                     ---------------
                                                                                     ---------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                                           $  26,650
Due to affiliates                                                                             635
Accounts payable and accrued liabilities                                                    1,003
Security deposits and deferred revenue                                                        335
Real estate taxes payable                                                                      68
                                                                                     ---------------
Total liabilities                                                                          28,691
                                                                                     ---------------
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                                3,265
General Partners                                                                             (277)
                                                                                     ---------------
Total partners' capital                                                                     2,988
                                                                                     ---------------
Total liabilities and partners' capital                                                 $  31,679
                                                                                     ---------------
                                                                                     ---------------
----------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of this statement.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (going-concern basis)
                                  (Unaudited)

                                                         For the                           For the
                                                          three         For the six         three
                                                       months ended     months ended     months ended
                                                        March 31,         June 30,         June 30,
                                                           1999             1998             1998
-----------------------------------------------------------------------------------------------------
                                                                   (in thousands, except
                                                                for depositary unit amounts)
REVENUES
Operating                                                 $1,747           $3,623           $1,836
Recovery of expenses                                          96              225              126
                                                       ------------     ------------     ------------
                                                           1,843            3,848            1,962
                                                       ------------     ------------     ------------

EXPENSES
Property operating                                           717            1,299              685
Interest                                                     570            1,232              619
Depreciation and amortization                                590            1,174              582
General and administrative                                    33              552              300
                                                       ------------     ------------     ------------
                                                           1,910            4,257            2,186
                                                       ------------     ------------     ------------
Net loss                                                  $  (67)          $ (409)          $ (224)
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------
ALLOCATION OF NET LOSS
Unitholders                                               $  (66)          $ (405)          $ (222)
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------
General Partners                                          $   (1)          $   (4)          $   (2)
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------
Net loss per depositary unit                              $(0.96)          $(5.89)          $(3.23)
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------
-----------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (going-concern basis)
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS     TOTAL
---------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Partners' capital (deficit)--December 31, 1998                   $3,265          $ (277)     $2,988
Net loss                                                            (66)             (1)        (67)
                                                             --------------     --------     ------
Partners' capital (deficit)--March 31, 1999                      $3,199          $ (278)     $2,921
                                                             --------------     --------     ------
                                                             --------------     --------     ------
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

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the six      For the six
                                                                      months ended     months ended
                                                                        June 30,         June 30,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $  544           $ (409)
                                                                      ------------     ------------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                             590            1,174
  Lease concessions-effective rents                                         (36)              34
  Leasing commissions paid                                                 (293)             (67)
  Changes in:
     Prepaid expenses and other assets, net                                 187               60
     Due to affiliates                                                     (468)              92
     Other liabilities, including estimated liquidation costs              (192)              69
     Security deposits and deferred revenue                                  24               23
                                                                      ------------     ------------
Total adjustments                                                          (188)           1,385
                                                                      ------------     ------------
Net cash provided by operating activities                                   356              976
CASH FLOWS FROM INVESTING ACTIVITIES
Building and tenant improvements                                           (339)            (220)
CASH FLOWS FROM FINANCING ACTIVITIES
Loan fees                                                                  (100)             (53)
                                                                      ------------     ------------
Net increase (decrease) in cash and cash equivalents                        (83)             703
Cash and cash equivalents at beginning of period                          1,896            1,106
                                                                      ------------     ------------
Cash and cash equivalents at end of period                               $1,813           $1,809
                                                                      ------------     ------------
                                                                      ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                            $1,161           $1,242
                                                                      ------------     ------------
                                                                      ------------     ------------
---------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

A. General

   As a result of its pending liquidation, the Partnership changed its method of accounting from the going-concern basis by adopting the liquidation basis of accounting effective April 1, 1999. Accordingly, the net assets of the Partnership at June 30, 1999 are stated at liquidation value, whereby the assets have been valued at their estimated net realizable values and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership. Additionally, due to the change to the liquidation basis of accounting on April 1, 1999, the Partnership ceased depreciating the properties for financial statement purposes only. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements. The Partnership intends to liquidate in 1999 after all liabilities have been resolved and distributions have been paid to the Unitholders. Prior to April 1, 1999, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

   These financial statements have been prepared without audit. In the opinion of Prudential-Bache Properties, Inc. ('PBP') and Glenborough Corporation and Robert Batinovich (together, 'Glenborough') (collectively, the 'General Partners'), the financial statements contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realized values of assets and the amounts of liabilities been known when Prudential-Bache/Equitec Real Estate Partnership, A California Limited Partnership (the 'Partnership') first adopted the liquidation basis of accounting as of April 1, 1999.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

   The Partnership was formed on June 19, 1984 and will terminate in accordance with a vote of the limited partners as described below. The Partnership was formed for the purpose of purchasing, holding, operating, leasing and selling various real properties. At June 30, 1999, the Partnership owned five properties ('Properties').

   On October 13, 1997, the Partnership entered into a purchase agreement with affiliates of the Glenborough general partners (the 'Purchaser') to sell to the Purchaser all of the Properties of the Partnership. On July 13, 1998, the requisite vote of Unitholders had consented to the sale of the Properties and the liquidation of the Partnership. However, a purported class action was initiated in June 1998 which resulted in a delay of the sale of the Properties until the litigation could be resolved. A settlement of the litigation was reached and recently approved by the court and the sale was allowed to proceed in accordance with the plan of liquidation.

   On July 15, 1999, the Partnership sold its Properties to the Purchaser for gross proceeds of $47,145,000. The gross proceeds were reduced by the mortgage debt, as well as certain credits to the Purchaser. The net sales price was in excess of the carrying amount of the Properties and resulted in a gain of approximately $18,000,000 for financial reporting purposes. On August 12, 1999, the Partnership made a distribution of $275 per unit, representing substantially all of the net proceeds from the sale of the Properties. Prior to December 31, 1999, the Partnership expects to distribute any cash remaining after resolving all of its liabilities and then dissolve.

   As of June 30, 1999, certain expenses relating to lease commissions, lease concessions and loan fees have been deferred, although previously paid, and were being amortized over the terms of the respective leases or loans. On July 15, 1999, the date of the sale, the remaining amount of these deferred items were expensed. As of June 30, 1999, the amount of such deferred items approximates $1,100,000 which is reflected in 'Prepaid expenses and other assets, net' in the Consolidated Statement of Net Assets.

B. Net Income From Liquidating Activities

   Net income from liquidating activities for the three months ended June 30, 1999 consisted of:

                                                                 (in thousands)
Operating revenues and recovery of expenses                          $1,855
                                                                 --------------
Property operating expenses                                             727
Interest expense                                                        570
General and administrative expenses
  (including estimated liquidation expenses)                            (53)
                                                                 --------------
                                                                      1,244
                                                                 --------------
Net income from liquidating activities                               $  611
                                                                 --------------
                                                                 --------------

   The credit balance for general and administrative expenses resulted from the reversal in the three months ended June 30, 1999 of certain overaccruals regarding the sale of the Partnership's properties.

C. Related Parties

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

                                                                     Six months          Six months
                                                                       ended                ended
                                                                   June 30, 1999        June 30, 1998
-----------------------------------------------------------------------------------------------------
                                                                             (in thousands)
PBP and affiliates:
  General and administrative                                            $ 72                $  75
                                                                      ------               ------
Glenborough and affiliates:
  Property management fee and expenses                                   335                  309
  Leasing commissions                                                     23                   15
                                                                      ------               ------
                                                                         358                  324
                                                                      ------               ------
                                                                        $430                $ 399
                                                                      ------               ------
                                                                      ------               ------

   At June 30, 1999 and December 31, 1998, the total liability outstanding to PBP was approximately $167,000 and $540,000, respectively.

   Included in the balance at June 30, 1999 are costs expected to be payable to PBP and its affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership may differ from the amounts accrued as of June 30, 1999.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 depositary units at June 30, 1999.

D. Subsequent Event

   On July 15, 1999, the Partnership sold its Properties to the Purchaser for gross proceeds of $47,145,000. See Note A for further information.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   During the six months ended June 30, 1999, the Partnership disbursed $339,000 for building and tenant improvements, primarily at the Totem Valley and Park Plaza properties. The increase at Totem Valley included the purchase of an adjacent strip of land for $185,000 which had been previously leased by the Partnership. The Partnership had cash of $1,813,000 at June 30, 1999.

   On July 15, 1999, the Partnership sold its Properties to the Purchaser for gross proceeds of $47,145,000. The gross proceeds were reduced by the mortgage debt, as well as certain credits to the Purchaser. The net sales price was in excess of the carrying amount of the Properties and resulted in a gain of approximately $18,000,000 for financial reporting purposes. On August 12, 1999, the Partnership made a distribution of $275 per unit, representing substantially all of the net proceeds from the sale of the Properties. Prior to December 31, 1999, the Partnership expects to distribute any cash remaining after resolving all of its liabilities and then dissolve.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of April 1, 1999 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1999 and 1998 periods.

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner


By:    /s/ Eugene D. Burak                        Date: August 16, 1999
    --------------------------------------
     Eugene D. Burak
     Vice President
     Chief Accounting Officer for the Registrant