Form 10-Q
period 1999-09-30
PRUDENTIAL BACHE EQUITEC REAL ESTATE PARTNERSHIP
filed 1999-11-15
CIK 757191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                                                                      September 30,
                                                                                          1999
----------------------------------------------------------------------------------------------------
                                                                                     (in thousands,
                                                                                       except for
                                                                                     depository unit
                                                                                         amount)
ASSETS

Cash and cash equivalents                                                                $ 1,956

Interest receivable                                                                           19
                                                                                     ---------------

Total assets                                                                               1,975
                                                                                     ---------------

LIABILITIES

Due to affiliates                                                                            189

Other liabilities, including estimated liquidation costs                                     129
                                                                                     ---------------

Total liabilities                                                                            318
                                                                                     ---------------

Net assets available to Unitholders and General Partners                                 $ 1,657
                                                                                     ---------------
                                                                                     ---------------

Depository units issued and outstanding                                                   68,795
                                                                                     ---------------
                                                                                     ---------------

--------------------------------------------------------------------------------

                CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
                          (in process of liquidation)
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS      TOTAL
----------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Net assets--April 1, 1999                                       $  3,199         $ (278)     $ 2,921

Gain on sale of properties                                        16,237            432       16,669

Net income (loss) from liquidating activities                      1,118            (35)       1,083

Distributions                                                    (18,919)           (97)     (19,016)
                                                             --------------     --------     -------

Net assets--September 30, 1999                                  $  1,635         $   22      $ 1,657
                                                             --------------     --------     -------
                                                             --------------     --------     -------
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

                                                                                      December 31,
                                                                                          1998
--------------------------------------------------------------------------------------------------
                                                                                          (in
                                                                                       thousands)
ASSETS
Investment in property:
Land                                                                                    $ 10,842
Buildings, improvements and equipment                                                     42,009
Less: Accumulated depreciation                                                           (23,587)
      Allowance for loss on impairment of assets                                            (500)
                                                                                      ------------
Net investment in property                                                                28,764
Cash and cash equivalents                                                                  1,896
Prepaid expenses and other assets, net                                                     1,019
                                                                                      ------------
Total assets                                                                            $ 31,679
                                                                                      ------------
                                                                                      ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Notes payable                                                                           $ 26,650
Due to affiliates                                                                            635
Accounts payable and accrued liabilities                                                   1,003
Security deposits and deferred revenue                                                       335
Real estate taxes payable                                                                     68
                                                                                      ------------
Total liabilities                                                                         28,691
                                                                                      ------------
Partners' capital
Unitholders (68,795 depositary units issued and outstanding)                               3,265
General Partners                                                                            (277)
                                                                                      ------------
Total partners' capital                                                                    2,988
                                                                                      ------------
Total liabilities and partners' capital                                                 $ 31,679
                                                                                      ------------
                                                                                      ------------
--------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (going-concern basis)
                                  (Unaudited)

                                                         For the
                                                          three         For the nine      For the three
                                                       months ended     months ended      months ended
                                                        March 31,       September 30,     September 30,
                                                           1999             1998              1998
-------------------------------------------------------------------------------------------------------
                                                                    (in thousands, except
                                                                 for depositary unit amounts)
REVENUES
Operating                                                 $1,747           $ 5,413           $ 1,790
Recovery of expenses                                          96               339               114
                                                       ------------     -------------     -------------
                                                           1,843             5,752             1,904
                                                       ------------     -------------     -------------

EXPENSES
Property operating                                           717             2,090               791
Interest                                                     570             1,858               626
Depreciation and amortization                                590             1,764               590
General and administrative                                    33               647                95
                                                       ------------     -------------     -------------
                                                           1,910             6,359             2,102
                                                       ------------     -------------     -------------
Net loss                                                  $  (67)          $  (607)          $  (198)
                                                       ------------     -------------     -------------
                                                       ------------     -------------     -------------
ALLOCATION OF NET LOSS
Unitholders                                               $  (66)          $  (601)          $  (196)
                                                       ------------     -------------     -------------
                                                       ------------     -------------     -------------
General Partners                                          $   (1)          $    (6)          $    (2)
                                                       ------------     -------------     -------------
                                                       ------------     -------------     -------------
Net loss per depositary unit                              $(0.96)          $ (8.74)          $ (2.85)
                                                       ------------     -------------     -------------
                                                       ------------     -------------     -------------
-------------------------------------------------------------------------------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             (going-concern basis)
                                  (Unaudited)

                                                                                GENERAL
                                                              UNITHOLDERS       PARTNERS      TOTAL
----------------------------------------------------------------------------------------------------
                                                                         (in thousands)
Partners' capital (deficit)--December 31, 1998                  $  3,265         $ (277)     $ 2,988
Net loss                                                             (66)            (1)         (67)
                                                             --------------     --------     -------
Partners' capital (deficit)--March 31, 1999                     $  3,199         $ (278)     $ 2,921
                                                             --------------     --------     -------
                                                             --------------     --------     -------
----------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (going-concern basis)
                                  (Unaudited)

                                                                                     For the nine
                                                                                     months ended
                                                                                     September 30,
                                                                                         1998
---------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                $  (607)
                                                                                    ---------------
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                           1,764
  Lease concessions-effective rents                                                          42
  Leasing commissions paid                                                                  (74)
  Changes in:
     Prepaid expenses and other assets, net                                                (110)
     Due to affiliates                                                                       28
     Accounts payable and accrued liabilities                                                58
     Real estate taxes payable                                                                2
                                                                                    ---------------
Total adjustments                                                                         1,710
                                                                                    ---------------
Net cash provided by operating activities                                                 1,103
CASH FLOWS FROM INVESTING ACTIVITIES
Building improvements                                                                      (296)
                                                                                    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Loan fees                                                                                  (110)
                                                                                    ---------------
Net increase in cash and cash equivalents                                                   697
Cash and cash equivalents at beginning of period                                          1,106
                                                                                    ---------------
Cash and cash equivalents at end of period                                              $ 1,803
                                                                                    ---------------
                                                                                    ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                           $ 1,868
                                                                                    ---------------
                                                                                    ---------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of this statement.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)

A. General

   As a result of its pending liquidation, the Partnership changed its method of accounting from the going-concern basis by adopting the liquidation basis of accounting effective April 1, 1999. Accordingly, the net assets of the Partnership at September 30, 1999 are stated at liquidation value, whereby the assets have been valued at their estimated net realizable values and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership. Additionally, due to the change to the liquidation basis of accounting on April 1, 1999, the Partnership ceased depreciating the properties for financial statement purposes only. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements. The Partnership intends to liquidate in 1999 after all liabilities have been resolved and distributions have been paid to the Unitholders. Prior to April 1, 1999, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

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

   Net assets at September 30, 1999 have been adjusted to properly reflect the allocation of Unitholders' and General Partners' capital in anticipation of the liquidation of the Partnership.

   On July 15, 1999, the Partnership sold its Properties to affiliates of the Glenborough general partners (the 'Purchaser') for gross proceeds of $47,145,000. The gross proceeds were reduced by the mortgage debt, as well as certain credits to the Purchaser. The net sales price was in excess of the carrying amount of the Properties and resulted in a gain of $16,669,000 for financial reporting purposes. On August 12, 1999, the Partnership made a distribution of $275 per unit, representing substantially all of the net proceeds from the sale of the Properties. Prior to December 31, 1999, the Partnership expects to distribute any cash remaining after resolving all of its liabilities and then dissolve.

B. Net Income From Liquidating Activities

   Net income from liquidating activities for the six months ended September 30, 1999 consisted of:

                                                                 (in thousands)
Operating revenues and recovery of expenses                         $  2,264
                                                                 --------------
Property operating expenses                                              904
Interest expense                                                         659
General and administrative expenses
  (including estimated liquidation expenses)                            (382)
                                                                 --------------
                                                                       1,181
                                                                 --------------
Net income from liquidating activities                              $  1,083
                                                                 --------------
                                                                 --------------

   The credit balance for general and administrative expenses resulted from the reversal in the six months ended September 30, 1999 of certain overaccruals regarding the sale of the Partnership's properties and the anticipated liquidation of the Partnership.

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

   At September 30, 1999 and December 31, 1998, the total liability outstanding to PBP was $134,000 and $540,000, respectively, and $55,000 and $95,000 due to Glenborough, respectively.

   Included in the balance at September 30, 1999 are costs expected to be payable to PBP and its affiliates during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership may differ from the amounts accrued as of September 30, 1999.

   The Partnership maintains an account with the Prudential Institutional Liquidity Portfolio Fund, an affiliate of PBP, for investment of its available cash in short-term instruments pursuant to the guidelines established by the Partnership Agreement.

   Prudential Securities Incorporated, an affiliate of PBP, owns 180 depositary units at September 30, 1999.

               PRUDENTIAL-BACHE/EQUITEC REAL ESTATE PARTNERSHIP,
                        A California Limited Partnership
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   On July 15, 1999, the Partnership sold its Properties to affiliates of the Glenborough general partners (the 'Purchaser') for gross proceeds of $47,145,000. The gross proceeds were reduced by the mortgage debt, as well as certain credits to the Purchaser. The net sales price was in excess of the carrying amount of the Properties and resulted in a gain of $16,669,000 for financial reporting purposes. On August 12, 1999, the Partnership made a distribution of $275 per unit, representing substantially all of the net proceeds from the sale of the Properties. Prior to December 31, 1999, the Partnership expects to distribute any cash remaining after resolving all of its liabilities and then dissolve.

Results of Operations

   As a result of the Partnership adopting the liquidation basis of accounting in accordance with generally accepted accounting principles as of April 1, 1999 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1999 and 1998 periods.

Year 2000 Risk

   As the Partnership is expected to be liquidating in 1999 and will not have operations in the year 2000, the General Partners do not believe it is appropriate to include a discussion of the Year 2000 Risk.

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

10(n)       Third Amendment to Purchase Agreement, dated
            November 16, 1998 by and among the Registrant, Glenborough Realty Trust Incorporated and Glenborough
            Properties, L.P. (incorporated by reference to the Registrant's Quarterly Report for the period ended
            September 30, 1998 filed on Form 10-Q)

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

Prudential-Bache/Equitec Real Estate Partnership,
A California Limited Partnership

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/ Eugene D. Burak                           Date: November 15, 1999
    ----------------------------------------------
    Eugene D. Burak
    Vice President
    Chief Accounting Officer for the Registrant